Form 10-Q
period 2010-12-31
AEROFLEX HOLDING CORP.
filed 2011-02-09
CIK 1487990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

Commission File	Registrant; State of Incorporation;	IRS Employer
Number	Address and Telephone Number	Identification No.

001-34974	Aeroflex Holding Corp.	01-0899019
Delaware
35 South Service Road
P.O. Box 6022
Plainview, NY 11803-0622
(516) 694-6700

033-88878	Aeroflex Incorporated	11-1974412
Delaware
35 South Service Road
P.O. Box 6022
Plainview, NY 11803-0622
(516) 694-6700

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Aeroflex Holding Corp.	Yes ☐	No ☒
Aeroflex Incorporated	Yes ☒	No ☐

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Aeroflex Holding Corp.	Yes ☐	No ☐
Aeroflex Incorporated	Yes ☐	No ☐

Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

	Large accelerated	Accelerated	Non-accelerated	Smaller reporting
	filer	filer	filer	company
Aeroflex Holding Corp.	☐	☐	☒	☐
Aeroflex Incorporated	☐	☐	☒	☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Aeroflex Holding Corp.	Yes ☐	No ☒
Aeroflex Incorporated	Yes ☐	No ☒

Number of shares of common stock outstanding as of February 9, 2011:

Aeroflex Holding Corp. -	84,789,180 shares
Aeroflex Incorporated -	1,000 shares

Aeroflex Incorporated meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

OVERVIEW

This quarterly report on Form 10-Q for the period ended December 31, 2010 is a combined quarterly report being separately filed by two registrants: Aeroflex Holding Corp. (“Aeroflex Holding”) and Aeroflex Incorporated (“Aeroflex”), a direct wholly-owned subsidiary of Aeroflex Holding. Unless the context provides otherwise, references to “we,” “our,” “the Company,” or “us” refer collectively to Aeroflex Holding and its subsidiary, Aeroflex, including Aeroflex’s consolidated subsidiaries.

Filing a combined report which contains full financial information of both Aeroflex Holding and its wholly owned subsidiary Aeroflex is both economical and efficient, as Aeroflex Holding is a holding company which does not conduct business operations on its own - all business operations are conducted by Aeroflex and its consolidated subsidiaries. All assets, liabilities, income, expenses and cash flows presented for all periods represent those of Aeroflex and its subsidiaries, except for activity related to Aeroflex Holding’s equity and earnings per share. Aeroflex Holding’s only asset is its investment in Aeroflex. As such, other than any discussions of liquidity and capital resources (including indebtedness and cash flows), equity and earnings per share, controls and procedures, unregistered sales of equity securities, use of proceeds and any material differences between Aeroflex Holding and Aeroflex which would require separate disclosures, all information presented in this quarterly report will be combined and pertain to both Aeroflex Holding and Aeroflex.

In this Form 10-Q, unless the context requires otherwise, references to (i) the term “Sponsors” refers collectively to affiliates of or funds managed by The Veritas Capital Fund III, L.P., Golden Gate Private Equity, Inc., and GS Direct, LLC, which indirectly control Aeroflex Holding, and (ii) “fiscal year” refers to the twelve months ended June 30 of the applicable year. For example, “fiscal 2010” refers to the twelve months ended June 30, 2010.

Aeroflex Holding’s board of directors authorized an increase of Aeroflex Holding’s authorized shares of common stock to 300,000,000 and a 65,000,000 for 1 common stock split, both of which became effective on November 18, 2010. Aeroflex Holding’s stockholders’ equity has been retroactively adjusted to give effect to the stock split for all periods presented by reclassifying the par value of the additional shares issued in connection with the split from additional paid-in capital to common stock. In addition, all share numbers and per share amounts in Aeroflex Holding’s consolidated financial statements have been retroactively adjusted to give effect to the stock split.

On November 19, 2010, Aeroflex Holding consummated an initial public offering (“IPO”) of common stock in which it sold 19,789,180 shares of common stock, par value of $.01 per share, at a price of $13.50 per share. Aeroflex Holding received net proceeds of $244.1 million from the IPO, after deducting underwriting discounts and offering expenses, including a $2.5 million transaction fee which was paid to affiliates of the Sponsors under the advisory agreement with them for services directly attributable to the equity offering (“Transaction Fee”). Aeroflex Holding used the net proceeds of the IPO to make a capital contribution to Aeroflex. In connection with the IPO, Aeroflex:

•	Repurchased an aggregate of $186.6 million of its senior unsecured notes and senior subordinated unsecured term loans and paid the related expenses;

•
Paid a $16.9 million termination fee to affiliates of the Sponsors to terminate the advisory agreement with them, which, including the related write-off of prepaid advisory fees, resulted in an $18.1 million expense (“Termination Fee”); and

•	Entered into an amendment of the credit agreement with the lenders of its senior secured credit facility, for which a $3.3 million fee was paid to the lenders.

AEROFLEX HOLDING CORP.
AND SUBSIDIARIES

		PAGE
	PART I: FINANCIAL INFORMATION

Item 1	FINANCIAL STATEMENTS OF AEROFLEX HOLDING CORP. AND SUBSIDIARIES
	Unaudited Condensed Consolidated Balance Sheets
	December 31, 2010 and June 30, 2010	2

	Unaudited Condensed Consolidated Statements Of Operations
	Three Months Ended December 31, 2010 and 2009	3
	Six Months Ended December 31, 2010 and 2009	4

	Unaudited Condensed Consolidated Statements Of Stockholders’ Equity and Comprehensive
	Income (Loss)
	Six Months Ended December 31, 2010	5

	Unaudited Condensed Consolidated Statements Of Cash Flows
	Six Months Ended December 31, 2010 and 2009	6

	FINANCIAL STATEMENTS OF AEROFLEX INCORPORATED AND SUBSIDIARIES
	Unaudited Condensed Consolidated Balance Sheets
	December 31, 2010 and June 30, 2010	7

	Unaudited Condensed Consolidated Statements Of Operations
	Three Months Ended December 31, 2010 and 2009	8
	Six Months Ended December 31, 2010 and 2009	9

	Unaudited Condensed Consolidated Statements Of Stockholder’s Equity and Comprehensive
	Income (Loss)
	Six Months Ended December 31, 2010	10

	Unaudited Condensed Consolidated Statements Of Cash Flows
	Six Months Ended December 31, 2010 and 2009	11

	COMBINED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	12 – 34

Item 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
	RESULTS OF OPERATIONS
	Three and Six Months Ended December 31, 2010 and 2009	35 – 50

Item 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	50

Item 4	CONTROLS AND PROCEDURES	50

	PART II: OTHER INFORMATION

Item 1	LEGAL PROCEEDINGS	51

Item 1A	RISK FACTORS	51

Aeroflex Holding Corp. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except share and per share data )

	December 31,	June 30,
	2010	2010
Assets
Current assets:
Cash and cash equivalents	$70,643	$100,663
Marketable securities	8,357	-
Accounts receivable, less allowance for doubtful
accounts of $2,101 and $1,821	131,222	141,595
Inventories	153,880	126,568
Deferred income taxes	26,030	28,018
Prepaid expenses and other current assets	11,252	10,983
Total current assets	401,384	407,827

Property, plant and equipment, net	99,889	101,662
Non-current marketable securities, net	-	9,769
Deferred financing costs, net	17,435	20,983
Other assets	23,204	21,818
Intangible assets with definite lives, net	214,085	238,313
Intangible assets with indefinite lives	113,844	109,894
Goodwill	458,034	445,874

Total assets	$1,327,875	$1,356,140

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$360	$21,817
Accounts payable	36,967	28,803
Advance payments by customers and deferred revenue	23,185	30,741
Income taxes payable	1,654	4,615
Accrued payroll expenses	19,098	23,082
Accrued expenses and other current liabilities	52,944	58,817
Total current liabilities	134,208	167,875

Long-term debt	695,908	880,030
Deferred income taxes	88,066	138,849
Defined benefit plan obligations	5,605	5,763
Other long-term liabilities	12,983	12,639
Total liabilities	936,770	1,205,156

Stockholders' equity:
Preferred stock $.01 par value; 50,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, par value $.01 per share; 300,000,000 shares
authorized; 84,789,180 and 65,000,000 shares issued and outstanding	848	650
Additional paid-in capital	642,961	398,291
Accumulated other comprehensive income (loss)	(41,102)	(53,575)
Accumulated deficit	(211,602)	(194,382)
Total stockholders' equity	391,105	150,984

Total liabilities and stockholders' equity	$1,327,875	$1,356,140

See combined notes to unaudited condensed consolidated financial statements.

Aeroflex Holding Corp. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended December 31,
	2010	2009

Net sales	$181,579	$166,739
Cost of sales	86,739	80,081
Gross profit	94,840	86,658

Selling, general and administrative costs	38,266	31,573
Research and development costs	21,656	17,261
Amortization of acquired intangibles	15,843	15,514
Termination of Sponsor Advisory Agreement	18,133	-
Restructuring charges	6,293	64
	100,191	64,412
Operating income (loss)	(5,351)	22,246

Other income (expense):
Interest expense	(20,713)	(21,418)
Loss on extinguishment of debt	(25,178)	-
Gain from a bargain purchase of a business	173	-
Other income (expense), net	(378)	422
Total other income (expense)	(46,096)	(20,996)

Income (loss) before income taxes	(51,447)	1,250
Provision (benefit) for income taxes	(40,044)	11,864

Net income (loss)	$(11,403)	$(10,614)

Net income (loss) per common share - Basic	$(0.15)	$(0.16)

Weighted average number of common shares outstanding - Basic	74,034	65,000

See combined notes to unaudited condensed consolidated financial statements.

Aeroflex Holding Corp. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Six Months Ended December 31,
	2010	2009

Net sales	$337,510	$296,855
Cost of sales	162,844	145,124
Gross profit	174,666	151,731

Selling, general and administrative costs	74,969	61,703
Research and development costs	43,814	34,442
Amortization of acquired intangibles	31,806	31,119
Termination of Sponsor Advisory Agreement	18,133	-
Restructuring charges	8,092	251
Loss on liquidation of foreign subsidiary	-	7,696
	176,814	135,211
Operating income (loss)	(2,148)	16,520

Other income (expense):
Interest expense	(41,951)	(42,457)
Loss on extinguishment of debt	(25,178)	-
Gain from a bargain purchase of a business	173	-
Other income (expense), net	(407)	479
Total other income (expense)	(67,363)	(41,978)

Income (loss) before income taxes	(69,511)	(25,458)
Provision (benefit) for income taxes	(52,291)	5,699

Net income (loss)	$(17,220)	$(31,157)

Net income (loss) per common share - Basic	$(0.25)	$(0.48)

Weighted average number of common shares outstanding - Basic	69,517	65,000

See combined notes to unaudited condensed consolidated financial statements.

Aeroflex Holding Corp. and Subsidiaries
Unaudited Condensed Consolidated Statement of Stockholders' Equity
and Comprehensive Income (Loss)
(In thousands)

				Additional	Other
		Common Stock		Paid-in	Comprehensive	Accumulated	Comprehensive
	Total	Shares	Par Value	Capital	Income(Loss)	Deficit	Income (Loss)

Balance, June 30, 2010	$150,984	65,000	$650	$398,291	$(53,575)	$(194,382)
Proceeds from issuance of common stock	244,097	19,789	198	243,899	-	-
Share-based compensation	1,026	-	-	1,026	-	-
Other changes	(255)	-	-	(255)	-	-
Other comprehensive income (loss)	12,473	-	-	-	12,473	-	$12,473
Net income (loss)	(17,220)	-	-	-	-	(17,220)	(17,220)
Balance, December 31, 2010	$391,105	84,789	$848	$642,961	$(41,102)	$(211,602)	$(4,747)

See combined notes to unaudited condensed consolidated financial statements.

Aeroflex Holding Corp. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended December 31,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$(17,220)	$(31,157)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	41,534	41,774
Gain from a bargain purchase of a business	(173)	-
Acquisition related adjustment to cost of sales	998	246
Loss on liquidation of foreign subsidiary	-	7,696
Loss on extinguishment of debt	25,178	-
Deferred income taxes	(55,926)	2,437
Share-based compensation	1,026	1,045
Non - cash restructuring charges	4,860	-
Amortization of deferred financing costs	2,839	2,386
Paid in kind interest	2,434	8,857
Other, net	1,194	400
Change in operating assets and liabilities, net of effects from purchases of businesses:
Decrease (increase) in accounts receivable	13,629	12,136
Decrease (increase) in inventories	(24,214)	(358)
Decrease (increase) in prepaid expenses and other assets	(1,088)	(4,319)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(6,128)	(19,030)

Net cash provided by (used in) operating activities	(11,057)	22,113

Cash flows from investing activities:
Payments for purchase of businesses, net of cash acquired	(23,591)	-
Capital expenditures	(11,213)	(8,401)
Proceeds from sale of marketable securities	2,000	1,000
Proceeds from the sale of property, plant and equipment	741	845
Other, net	-	(11)

Net cash provided by (used in) investing activities	(32,063)	(6,567)

Cash flows from financing activities:
Net proceeds from issuance of common stock	244,097	-
Repurchase of senior unsecured notes and senior subordinated unsecured term loans, including premiums and fees	(207,690)	-
Debt repayments	(21,458)	(4,012)
Debt financing costs	(3,332)	-

Net cash provided by (used in) financing activities	11,617	(4,012)
Effect of exchange rate changes on cash and cash equivalents	1,483	(483)

Net increase (decrease) in cash and cash equivalents	(30,020)	11,051
Cash and cash equivalents at beginning of period	100,663	57,748
Cash and cash equivalents at end of period	$70,643	$68,799

See combined notes to unaudited condensed consolidated financial statements.

Aeroflex Incorporated and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except share and per share data )

	December 31,	June 30,
	2010	2010
Assets
Current assets:
Cash and cash equivalents	$70,643	$100,663
Marketable securities	8,357	-
Accounts receivable, less allowance for doubtful accounts of $2,101 and $1,821	131,222	141,595
Inventories	153,880	126,568
Deferred income taxes	26,030	28,018
Prepaid expenses and other current assets	11,252	10,983
Total current assets	401,384	407,827

Property, plant and equipment, net	99,889	101,662
Non-current marketable securities, net	-	9,769
Deferred financing costs, net	17,435	20,983
Other assets	23,204	21,818
Intangible assets with definite lives, net	214,085	238,313
Intangible assets with indefinite lives	113,844	109,894
Goodwill	458,034	445,874

Total assets	$1,327,875	$1,356,140

Liabilities and Stockholder's Equity
Current liabilities:
Current portion of long-term debt	$360	$21,817
Accounts payable	36,967	28,803
Advance payments by customers and deferred revenue	23,185	30,741
Income taxes payable	1,654	4,615
Accrued payroll expenses	19,098	23,082
Accrued expenses and other current liabilities	52,944	58,817
Total current liabilities	134,208	167,875

Long-term debt	695,908	880,030
Deferred income taxes	88,066	138,849
Defined benefit plan obligations	5,605	5,763
Other long-term liabilities	12,983	12,639
Total liabilities	936,770	1,205,156

Stockholder's equity:
Common stock, par value $.10 per share; 1,000 shares authorized, issued and outstanding	-	-
Additional paid-in capital	643,809	398,941
Accumulated other comprehensive income (loss)	(41,102)	(53,575)
Accumulated deficit	(211,602)	(194,382)
Total stockholder's equity	391,105	150,984

Total liabilities and stockholder's equity	$1,327,875	$1,356,140

See combined notes to unaudited condensed consolidated financial statements.

Aeroflex Incorporated and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(In thousands)

	Three Months Ended December 31,
	2010	2009

Net sales	$181,579	$166,739
Cost of sales	86,739	80,081
Gross profit	94,840	86,658

Selling, general and administrative costs	38,266	31,573
Research and development costs	21,656	17,261
Amortization of acquired intangibles	15,843	15,514
Termination of Sponsor Advisory Agreement	18,133	-
Restructuring charges	6,293	64
	100,191	64,412
Operating income (loss)	(5,351)	22,246

Other income (expense):
Interest expense	(20,713)	(21,418)
Loss on extinguishment of debt	(25,178)	-
Gain from a bargain purchase of a business	173	-
Other income (expense), net	(378)	422
Total other income (expense)	(46,096)	(20,996)

Income (loss) before income taxes	(51,447)	1,250
Provision (benefit) for income taxes	(40,044)	11,864

Net income (loss)	$(11,403)	$(10,614)

See combined notes to unaudited condensed consolidated financial statements.

Aeroflex Incorporated and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(In thousands)

	Six Months Ended December 31,
	2010	2009

Net sales	$337,510	$296,855
Cost of sales	162,844	145,124
Gross profit	174,666	151,731

Selling, general and administrative costs	74,969	61,703
Research and development costs	43,814	34,442
Amortization of acquired intangibles	31,806	31,119
Termination of Sponsor Advisory Agreement	18,133	-
Restructuring charges	8,092	251
Loss on liquidation of foreign subsidiary	-	7,696
	176,814	135,211
Operating income (loss)	(2,148)	16,520

Other income (expense):
Interest expense	(41,951)	(42,457)
Loss on extinguishment of debt	(25,178)	-
Gain from a bargain purchase of a business	173	-
Other income (expense), net	(407)	479
Total other income (expense)	(67,363)	(41,978)

Income (loss) before income taxes	(69,511)	(25,458)
Provision (benefit) for income taxes	(52,291)	5,699

Net income (loss)	$(17,220)	$(31,157)

See notes to unaudited condensed consolidated financial statements.

Aeroflex Incorporated and Subsidiaries
Unaudited Condensed Consolidated Statement of Stockholder's Equity
and Comprehensive Income (Loss)
(In thousands)

				Additional	Other
		Common Stock		Paid-in	Comprehensive	Accumulated	Comprehensive
	Total	Shares	Par Value	Capital	Income(Loss)	Deficit	Income (Loss)

Balance, June 30, 2010	$150,984	1	$-	$398,941	$(53,575)	$(194,382)
Proceeds from capital contribution from Aeroflex Holding	244,097	-	-	244,097	-	-
Share-based compensation	1,026	-	-	1,026	-	-
Other changes	(255)	-	-	(255)	-	-
Other comprehensive income (loss)	12,473	-	-	-	12,473	-	$12,473
Net income (loss)	(17,220)	-	-	-	-	(17,220)	(17,220)
Balance, December 31, 2010	$391,105	1	$-	$643,809	$(41,102)	$(211,602)	$(4,747)

See combined notes to unaudited condensed consolidated financial statements.

Aeroflex Incorporated and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended December 31,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$(17,220)	$(31,157)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	41,534	41,774
Gain from a bargain purchase of a business	(173)	-
Acquisition related adjustment to cost of sales	998	246
Loss on liquidation of foreign subsidiary	-	7,696
Loss on extinguishment of debt	25,178	-
Deferred income taxes	(55,926)	2,437
Share-based compensation	1,026	1,045
Non - cash restructuring charges	4,860	-
Amortization of deferred financing costs	2,839	2,386
Paid in kind interest	2,434	8,857
Other, net	1,194	400
Change in operating assets and liabilities, net of effects from purchases of businesses:
Decrease (increase) in accounts receivable	13,629	12,136
Decrease (increase) in inventories	(24,214)	(358)
Decrease (increase) in prepaid expenses and other assets	(1,088)	(4,319)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(6,128)	(19,030)

Net cash provided by (used in) operating activities	(11,057)	22,113

Cash flows from investing activities:
Payments for purchase of businesses, net of cash acquired	(23,591)	-
Capital expenditures	(11,213)	(8,401)
Proceeds from sale of marketable securities	2,000	1,000
Proceeds from the sale of property, plant and equipment	741	845
Other, net	-	(11)

Net cash provided by (used in) investing activities	(32,063)	(6,567)

Cash flows from financing activities:
Capital contribution from Aeroflex Holding	244,097	-
Repurchase of senior unsecured notes and senior subordinated unsecured term loans, including premiums and fees	(207,690)	-
Debt repayments	(21,458)	(4,012)
Debt financing costs	(3,332)	-

Net cash provided by (used in) financing activities	11,617	(4,012)
Effect of exchange rate changes on cash and cash equivalents	1,483	(483)

Net increase (decrease) in cash and cash equivalents	(30,020)	11,051
Cash and cash equivalents at beginning of period	100,663	57,748
Cash and cash equivalents at end of period	$70,643	$68,799

See combined notes to unaudited condensed consolidated financial statements.

COMBINED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

Stock Split, Initial Public Offering and Use of Proceeds

This quarterly report for the period ended December 31, 2010 is a combined quarterly report being separately filed by two registrants: Aeroflex Holding Corp. (“Aeroflex Holding”) and Aeroflex Incorporated (“Aeroflex”), a direct wholly-owned subsidiary of Aeroflex Holding.  Unless the context provides otherwise, references to “we,” “our,” “the Company,” or “us” refer collectively to Aeroflex Holding and its subsidiary, Aeroflex, including Aeroflex’s consolidated subsidiaries.

Filing a combined report which contains full financial information of both Aeroflex Holding and its wholly owned subsidiary Aeroflex is both economical and efficient, as Aeroflex Holding is a holding company which does not conduct business operations on its own - all business operations are conducted by Aeroflex and its consolidated subsidiaries. All assets, liabilities, income, expenses and cash flows presented for all periods represent those of Aeroflex and its subsidiaries, except for activity related to Aeroflex Holding’s equity and earnings per share. Aeroflex Holding’s only asset is its investment in Aeroflex.  As such, other than any discussions of liquidity and capital resources (including indebtedness and cash flows), equity and earnings per share, controls and procedures, unregistered sales of equity securities, use of proceeds and any material differences between Aeroflex Holding and Aeroflex which would require separate disclosures, all information presented in this quarterly report will be combined and pertain to both Aeroflex Holding and Aeroflex.

Unless the context requires otherwise, references to (i) the term “Sponsors” refers collectively to affiliates of or funds managed by The Veritas Capital Fund III, L.P., Golden Gate Private Equity, Inc., and GS Direct, LLC, which indirectly control Aeroflex Holding, and (ii) “fiscal year” refers to the twelve months ended June 30 of the applicable year.  For example, “fiscal 2010” refers to the twelve months ended June 30, 2010.

Aeroflex Holding’s board of directors authorized an increase of Aeroflex Holding’s authorized shares of common stock to 300,000,000 and a 65,000,000 for 1 common stock split, both of which became effective on November 18, 2010. Aeroflex Holding’s stockholders’ equity has been retroactively adjusted to give effect to the stock split for all periods presented by reclassifying the par value of the additional shares issued in connection with the split from additional paid-in capital to common stock. In addition, all share numbers and per share amounts in Aeroflex Holding’s consolidated financial statements have been retroactively adjusted to give effect to the stock split.

On November 19, 2010, Aeroflex Holding consummated an initial public offering (“IPO”) of common stock in which it sold 19,789,180 shares of common stock, par value of $.01 per share, at a price of $13.50 per share. Aeroflex Holding received net proceeds of $244.1 million from the IPO, after deducting underwriting discounts and offering expenses, including a $2.5 million transaction fee which was paid to affiliates of the Sponsors under the advisory agreement with them for services directly attributable to the equity offering (“Transaction Fee”).  Aeroflex Holding used the net proceeds of the IPO to make a capital contribution to Aeroflex.  In connection with the IPO, Aeroflex:

•	Repurchased an aggregate of $186.6 million of its senior unsecured notes and senior subordinated unsecured term loans and paid the related expenses;

•
Paid a $16.9 million termination fee to affiliates of the Sponsors to terminate the advisory agreement with them, which, including the related write-off of prepaid advisory fees, resulted in an $18.1 million expense (“Termination Fee”); and

•	Entered into an amendment of the credit agreement with the lenders of its senior secured credit facility, for which a $3.3 million fee was paid to the lenders.

Basis of Accounting

The accompanying unaudited condensed consolidated financial information of Aeroflex Holding and Aeroflex have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”), and reflects all adjustments, consisting only of normal recurring adjustments, which in management’s opinion are necessary to state fairly the Company’s financial position as of December 31, 2010, the results of operations for the three and six month periods ended December 31, 2010 and 2009 and the cash flows for the six month periods ended December 31, 2010 and 2009. The June 30, 2010 balance sheet information has been derived from audited financial statements, but does not include all information or disclosures required by U.S. GAAP.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of sales and expenses during the reporting period. Actual results may differ from those estimates, and such differences may be material to the financial statements.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in Aeroflex Holding’s amended registration statement on Form S-1 filed with the SEC on November 9, 2010 (“Aeroflex Holding’s Registration Statement”) and in Aeroflex’s annual report on Form 10-K for the fiscal year ended June 30, 2010 (”Aeroflex’s Fiscal 2010 Form 10-K”).

The accompanying condensed consolidated financial statements of Aeroflex Holding are essentially identical to the accompanying condensed consolidated financial statements of Aeroflex, with the following significant exceptions:  Aeroflex Holding has 84,789,180 shares of common stock outstanding at a par value of $.01 per share, of which 65,000,000 shares are held by one shareholder (as a result of the 65,000,000 for 1 stock split on November 18, 2010) and 19,789,180 shares are held by public shareholders by virtue of the IPO on November 19, 2010, which resulted in net proceeds of $244.1 million after deducting underwriting discounts and offering expenses. Aeroflex has 1,000 shares of common stock outstanding at a par value of $.10 per share, all of which are held by Aeroflex Holding, and Aeroflex received a capital contribution of $244.1 million from Aeroflex Holding from the net proceeds of the IPO. The combined notes to the condensed consolidated financial statements are essentially identical for Aeroflex Holding and Aeroflex, except as noted.

Results of operations for interim periods are not necessarily indicative of results to be expected for the full fiscal year or any future periods.

Reclassifications

Certain reclassifications have been made to the fiscal 2010 consolidated financial statements to conform to the fiscal 2011 presentation.

2.	Accounting Pronouncements

Recently Adopted Accounting Pronouncements

On July 1, 2010, we adopted the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on the consolidation of variable interest entities. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. The adoption of this new guidance did not have an impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In January 2010, the FASB issued authoritative guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements.  The guidance requires a roll forward of activities on purchases, sales, issuance, and settlements on a gross basis of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). We believe the adoption on July 1, 2011 of the gross presentation of the Level 3 roll forward will not have an impact on our consolidated financial statements.

3.	Acquisition of Businesses and Intangible Assets

Test Evolution Corporation

On October 1, 2007, we purchased 40% of the outstanding stock of Test Evolution Corporation, or TEC, for $4.0 million. TEC, located in Massachusetts, develops and manufactures digital, analog and RF semiconductor automated test equipment. We determined that we have control of this company and have consolidated TEC’s assets and liabilities and results of operations, all of which were insignificant, into our financial statements commencing October 1, 2007. On August 5, 2010, we invested another $2.0 million in TEC. At December 31, 2010, as a result of this and other capital transactions, our ownership interest is approximately 51%. The amounts attributable to the non-controlling interest in TEC’s equity and results of operations are not material to our consolidated financial statements and have been included in other long-term liabilities and other income (expense), respectively.  TEC is included in our Test Solutions segment.

Radiation Assured Devices

On June 30, 2010, we acquired 100% of the stock of Radiation Assured Devices, Inc., or  RAD, for $14.0 million in cash, plus contingent payments equal to 50% of the acquired company’s EBITDA (as defined in the agreement) for the five year period of fiscal 2011 to fiscal 2015, provided certain thresholds are met.  The fair value of the contingent consideration as of December 31, 2010 was $7.9 million, of which $1.4 million was reflected in accrued expenses and other current liabilities and $6.5 million was reflected in other long-term liabilities. The fair value of the contingent consideration as of June 30, 2010 was $7.1 million and was reflected in other long-term liabilities and considered in the allocation of the purchase price.  The $784,000 increase in the fair value of the contingent consideration was recorded in selling, general and administrative costs for the three and six months ended December 31, 2010. RAD, located in Colorado Springs, Colorado, uses commercial and specialty technologies to provide state of the art radiation engineering and qualification services, as well as to produce radiation hardened products for commercial and military spaceborne electronics.  RAD is included in our Microelectronic Solutions segment.

Advanced Control Components

On August 31, 2010, we acquired 100% of the stock of Advanced Control Components, Inc., or ACC, for $19.2 million in cash, which was net of a preliminary working capital adjustment made at closing.  The purchase price is subject to a further working capital adjustment, based on the amount by which the final adjusted net working capital at the date of closing is lower than the target set forth in the purchase agreement.  We currently estimate an additional $764,000 deficiency in adjusted net working capital, reducing the purchase price to $18.4 million. ACC, located in Eatontown, New Jersey, designs, manufacturers and markets a wide range of radio frequency, or RF, and microwave products for the military, civilian radar, scientific and communications markets. ACC is included in our Microelectronic Solutions segment.

We allocated the purchase price based on the estimated fair value of the assets acquired and liabilities assumed as follows:

(In thousands)

Current assets (excluding cash of $15)	$4,844
Property, plant and equipment	1,156
Other assets	60
Customer related intangibles	5,680
Non-compete arrangements	30
Tradenames	3,010
Goodwill	10,072
Total assets acquired	24,852
Current liabilities	(2,855)
Deferred taxes	(3,576)
Total liabilities assumed	(6,431)
Net assets acquired	$18,421

The customer related intangibles and non-compete arrangements are being amortized on a straight-line basis over a range of 1 to 9 years.  The tradenames have an indefinite life.  The goodwill is not deductible for tax purposes.

On a pro forma basis, had the ACC acquisition taken place as of the beginning of the periods presented, our results of operations for those periods would not have been materially affected.

Cash Paid for the Purchase of Businesses

For the six months ended December 31, 2010, we had net cash outlays of $23.6 million for the purchase of businesses, net of cash acquired.  This was primarily comprised of $18.4 million for the purchase of ACC and $5.6 million of contingent consideration payments related to fiscal 2010 ($4.6 million for Gaisler Research AB, acquired on June 30, 2008 and $1.0 million for Airflyte Electronics Company, acquired on June 26, 2009), partially offset by refunds for working capital adjustments for prior year acquisitions.

Intangible Assets with Definite Lives

The components of amortizable intangible assets were as follows:

	December 31, 2010		June 30, 2010
	(In thousands)
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Developed technology	$199,309	$112,592	$197,422	$94,672
Customer related intangibles	228,551	108,386	222,026	94,656
Non-compete arrangements	10,318	5,421	10,087	4,420
Tradenames	3,315	1,009	3,184	658
Total	$441,493	$227,408	$432,719	$194,406

4.	Restructuring Charges

The following table sets forth the charges and payments related to the restructuring liability for the period indicated:

	Balance				Balance
	June 30,				December 31,
	2010	Six Months Ended December 31, 2010			2010
				Effect of
	Restructuring			foreign	Restructuring
	Liability	Net Additions	Cash Payments	currency	Liability
		(In thousands)
Work force reduction	$172	$2,651	$(1,212)	$16	$1,627

Closure of facilities	632	581	(684)	28	557

Total	$804	$3,232	$(1,896)	$44	$2,184

For the six months ended December 31, 2010, we recorded an $8.1 million charge in connection with continued restructuring activities of certain manufacturing operations related to consolidation and reorganization efforts in our United Kingdom (“U.K.”) operations and in connection with one of our domestic components facilities located in Whippany, New Jersey. We are consolidating part of our components operations by relocating a portion of our Whippany, New Jersey facility’s production to our Ann Arbor, Michigan facility and a portion to our Eatontown, New Jersey facility.  In connection with this consolidation, we recorded a $4.9 million impairment charge based on the fair value of the Whippany, New Jersey facility we intend to sell.

5.	Net Income (Loss) Per Common Share

The consolidated statements of operations for Aeroflex Holding present only basic net income (loss) per common share, as it does not have any potentially dilutive securities. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.

Earning per share information is not presented for Aeroflex because, as a wholly-owned subsidiary of Aeroflex Holding, such information is not relevant.

6.	Inventories

Inventories consisted of the following:

	December 31,	June 30,
	2010	2010
	(In thousands)

Raw materials	$82,212	$61,278
Work in process	48,782	44,022
Finished goods	22,886	21,268
	$153,880	$126,568

7.	Derivative Financial Instruments

We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. We enter into interest rate swap derivatives to manage the effects of interest rate movements on portions of our debt. We also enter into foreign currency forward contracts, not designated as hedging instruments, to protect us from fluctuations in exchange rates.

The fair values of our derivative financial instruments included in the consolidated balance sheets as of December 31, 2010 and June 30, 2010 are presented as follows:

	Asset (Liability) Derivatives
	December 31, 2010		June 30, 2010
	Balance Sheet		Balance Sheet
(In thousands)	Location	Fair Value(1)	Location	Fair Value(1)
Derivatives designated as hedging instruments:
Interest rate swap contracts	Accrued expenses and other current liabilities	$(1,033)	Accrued expenses and other current liabilities	$(6,613)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	18	Accrued expenses and other current liabilities	(293)

Total derivatives, net		$(1,015)		$(6,906)

(1)  See Note 8 for further information about how the fair values of derivative assets and liabilities are determined.

The gains and losses related to our derivative financial instruments designated as hedging instruments for the three and six months ended December 31, 2010 and 2009 were as follows:

	Amount of Gain or (Loss)
	Recognized on Derivatives in
Derivatives in Cash Flow	Other Comprehensive Income
Hedging Relationships	(Effective Portion) (1)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(In thousands)

Interest rate swap contracts	$(37)	$(1,191)	$(612)	$(4,271)

Location of Gain or (Loss)	Amount of Gain or (Loss)
Reclassified from Accumulated	Reclassified from
Other Comprehensive Income	Accumulated Other Comprehensive Income
into Income (Effective Portion)	into Income (Effective Portion) (1)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
(In thousands)

Interest expense	$(2,751)	$(3,781)	$(6,192)	$(7,182)

(1) See Note 11 for additional information on changes to accumulated other comprehensive income (loss).

The amounts of the gains and losses related to our derivative financial instruments not designated as hedging instruments for the three and six months ended December 31, 2010 and 2009 were as follows:

Derivatives Not	Location of Gain or (Loss)	Amount of Gain or (Loss)
Designated as	Recognized in Earnings on	Recognized in Earnings on
Hedging Instruments	Derivative	Derivative
		Three Months Ended		Six Months Ended
		December 31,		December 31,
		2010	2009	2010	2009
(In thousands)
Foreign currency forward contracts	Other income (expense)	$351	$(87)	$311	$231

Interest Rate Swap Cash-Flow Hedges

We enter into interest rate swap contracts with counterparties that are rated investment grade to manage the effects of interest rate movements on portions of our debt. Such contracts effectively fix the borrowing rates on floating rate debt to limit the exposure against the risk of rising rates.  We do not enter into interest rate swap contracts for speculative purposes. Our interest rate swap contracts outstanding as of December 31, 2010, all of which were entered into in fiscal 2008 for an aggregate notional amount of $300.0 million, mature in February 2011.

Foreign Currency Contract Derivatives

Foreign currency contracts are used to protect us from fluctuations in exchange rates. We enter into foreign currency contracts, which are not designated as hedges. The change in fair value is included in other income (expense) as it occurs. As of December 31, 2010, we had $31.7 million of notional value foreign currency forward contracts maturing through January 31, 2011. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts.

8.	Fair Value Measurements

We account for certain assets and liabilities at fair value.  The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring the fair value are observable in the market.  We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety.  These levels are:

Level 1:	Inputs based on quoted market prices for identical assets or liabilities in active markets at the measurement date.
Level 2:
Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3:
Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.  The inputs are unobservable in the market and significant to the instruments’ valuation.

The following table presents for each hierarchy level, financial assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
As of December 31, 2010	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Assets:
Current marketable securities	$-	$8,357	$-	$8,357
Foreign currency forward contracts	-	18	-	18
Total Assets	$-	$8,375	$-	$8,375

Liabilities:
Interest rate swap contracts	$-	$1,033	$-	$1,033

	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
As of June 30, 2010	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Assets:
Non-current marketable securities	$-	$-	$9,769	$9,769
Liabilities:
Foreign currency forward contracts	$-	$293	$-	$293
Interest rate swap contracts	-	6,613	-	6,613
Total Liabilities	$-	$6,906	$-	$6,906

The following table presents the changes in the carrying value of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended December 31, 2010:

Fair Value Measurements
Using Significant
Unobservable Inputs
(Level 3)
Auction
Rate
Securities
(In thousands)

Balance at June 30, 2010	$9,769
Sold at par	(2,000)
Transfer to Level 2	(9,045)
Transfer of unrealized loss from accumulated other comprehensive income (loss) to realized loss recorded in other expense	688
Unrealized gain (loss) in accumulated other comprehensive income (loss)	588
Balance at December 31, 2010	$-

Marketable Securities – In December 2010, $2.0 million of our auction rate securities were sold at par.  In January 2011, the remaining $9.0 million of our auction rate securities were sold at an average of 92.4% of par. The resulting $688,000 realized loss, which approximated the other than temporary impairment at December 31, 2010, was recorded in the statement of operations for the three and six months ended December 31, 2010.  As of December 31, 2010, our auction rate securities are classified as current marketable securities, since, as of the balance sheet date, we had firm offers for their sale and we had the intent to sell them. We have classified auction rate securities as Level 2, as their valuation is based on the actual selling price.

Foreign Currency Forward Contracts – The fair value of our foreign currency forward contracts were determined using a pricing model with all significant inputs based on observable market data such as measurement date spot and forward rates.

Interest Rate Swap Contracts – The fair value of our outstanding interest rate swap contracts were based on valuations received from the counterparties and corroborated by measurement date equivalent swap rates.

9.	Long Term Debt and Credit Agreements

All indebtedness has been incurred by Aeroflex; such indebtedness is reflected on the balance sheets of Aeroflex Holding by virtue of the principles of consolidation.

All of the net proceeds of Aeroflex Holding’s IPO were used to make a capital contribution to Aeroflex to enable it to, among other things, tender for a portion of its senior unsecured notes and offer to repurchase a portion of its senior subordinated unsecured term loans.  In December 2010, Aeroflex repurchased approximately $32.2 million of its senior unsecured notes and $154.4 million of its senior subordinated unsecured term loans. This resulted in a $25.2 million loss on extinguishment of debt, which is comprised of the following:

•	an 11% premium paid on the debt repurchased, which amounted to $20.5 million;

•	the write-off of the related deferred financing costs of $4.0 million; and

•	professional fees of $614,000.

On November 4, 2010, Aeroflex entered into an amendment of the credit agreement with the lenders of its senior secured credit facility, for which it paid a $3.3 million fee to the lenders which was recorded as deferred financing costs and $579,000 of other costs that were expensed as incurred, which allowed Aeroflex to, among other things:

•
increase the amount of cash it can spend for acquisitions of businesses from $20 million per year and a $100 million aggregate amount, to $200 million in the aggregate (with no annual limit), from the effective date of the amendment to the credit facility maturity date, August 15, 2014;

•
pay certain fees to affiliates of our Sponsors upon the completion of the Aeroflex Holding IPO.  These fees were paid on November 24, 2010, and consisted of the $2.5 million Transaction Fee for services directly attributable to the equity offering, which was recorded as a reduction of additional paid-in capital, and the $16.9 million Termination Fee. The Termination Fee, when combined with the related write-off of prepaid advisory fees, amounted to an $18.1 million expense which was recorded in a separate line on the statement of operations entitled Termination of Sponsor Advisory Agreement; and

•
base its interest rate margin above LIBOR on a grid, with reference to its current credit rating. This increased the interest rate margin by 75 basis points for all tranches of debt within the secured credit facility.

The fair values of Aeroflex’s debt instruments are summarized as follows:

	December 31, 2010
	Carrying	Estimated
	Amount	Fair Value
	(In thousands)

Senior secured credit facility B-1 term loan	$372,651	$370,788
Senior secured B-2 term loan	116,454	114,707
Senior unsecured notes	192,845	209,237
Senior subordinated unsecured term loan	13,573	15,270
Other	745	745
Total debt	$696,268	$710,747

As of June 30, 2010, Aeroflex’s total debt had a carrying value of $901.8 million and a fair value of $877.7 million.

The estimated fair values of each of Aeroflex’s debt instruments are based on quoted market prices for the same or similar issues. Fair value estimates related to Aeroflex’s debt instruments are made at a specific point in time based on relevant market information.  These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision.  Changes in assumptions could significantly affect these estimates.

As of December 31, 2010, Aeroflex is in compliance with all of the covenants contained in the loan agreements.

Interest paid was $36.9 million and $30.6 million for the six months ended December 31, 2010 and 2009, respectively. Accrued interest of $12.9 million and $13.9 million was included in accrued expenses and other current liabilities at December 31, 2010 and June 30, 2010, respectively.

10.	Loss on Liquidation of Foreign Subsidiary

In connection with the 2003 acquisition of one of our wireless businesses in the U.K., we set up a foreign partnership to finance the acquisition.  We invested $19.5 million in the partnership and the partnership advanced those funds to our foreign holding company in the form of a loan, the proceeds of which was used for the acquisition.

During the six months ended December 31, 2009, the loan was fully repaid to the partnership, with interest, and we received a return of capital and dividends.  The partnership has been substantially liquidated.

As a result of changes in foreign currency rates, there was a cumulative translation adjustment of $7.7 million remaining after substantially all of the assets have been returned to us and substantially all of the liabilities have been satisfied.  In accordance with U.S. GAAP, this remaining cumulative translation adjustment has been expensed in the period during which the substantial liquidation of the partnership occurred and presented as a non-cash loss on liquidation of foreign subsidiary in our Condensed Consolidated Statement of Operations for the six months ended December 31, 2009.  This loss was not deductible for income tax purposes.

11.	Comprehensive Income

The components of comprehensive income (loss) were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(In thousands)

Net income (loss)	$(11,403)	$(10,614)	$(17,220)	$(31,157)
Increase (decrease) in fair value of interest rate swap contracts, net of tax provision (benefit) of $1,053, $961, $2,166 and $1,086	1,661	1,629	3,414	1,825
Valuation allowance against non-current marketable securities	1,239	(47)	1,276	222
Foreign currency translation adjustment, net of tax of $(55), $617, $625 and $617	(2,239)	129	7,783	6,013
Total comprehensive income (loss)	$(10,742)	$(8,903)	$(4,747)	$(23,097)

Accumulated other comprehensive income (loss) was as follows:

	Unrealized
	Gain (Loss)	Valuation	Minimum	Foreign
	on Interest	Allowance Against	Pension	Currency
	Rate Swap	Non-Current	Liability	Translation
	Contracts	Marketable	Adjustment	Adjustment	Total
	(net of tax)	Securities	(net of tax)	(net of tax)	(net of tax)
	(In thousands)

Balance, June 30, 2010	$(4,046)	$(1,276)	$(773)	$(47,480)	$(53,575)
Six months' activity	3,414	1,276	-	7,783	12,473
Balance, December 31, 2010	$(632)	$-	$(773)	$(39,697)	$(41,102)

The valuation allowance for non-current marketable securities is not adjusted for income taxes as it would create a capital loss carryforward upon realization for which we would record a valuation allowance against the related deferred tax asset.

Although as of December 31, 2010 deferred U.S. income taxes have been provided on certain undistributed foreign earnings of a U.K. limited partnership subsidiary, we have not recorded a deferred U.S. income tax on the foreign currency translation adjustment since only an insignificant amount relates to that subsidiary.

12.	Legal Matters

In March 2005, we sold the net assets of our shock and vibration control device manufacturing business, which we refer to as VMC. Under the terms of the sale agreements, we retained certain liabilities relating to adverse environmental conditions that existed at the premises occupied by VMC as of the date of sale. We recorded a liability for the estimated remediation costs related to adverse environmental conditions that existed at the VMC premises when it was sold. The accrued environmental liability at December 31, 2010 was $1.5 million, of which $322,000 was expected to be paid within one year.

We have identified instances of noncompliance with the International Traffic in Arms Regulations (“ITAR”) in certain of our past business activities as well as in the pre-acquisition business activities of certain recently acquired companies. These include the inadvertent misclassification and/or export of products without the required license and the disclosure of controlled technology to certain foreign national employees. These matters were formally disclosed to the U.S. Department of State from time to time during the period from 2007 through 2010.

For example, in fiscal 2007, when we became aware that certain RadHard bidirectional multipurpose transceivers sold by us since 1999 may have been subject to the licensing jurisdiction of the U.S. Department of State in accordance with ITAR, we filed a Voluntary Disclosure with the  Department of State describing the details of the possible inadvertent misclassification and identifying certain unauthorized exports from the United States to end-users in a number of countries, including China and Russia. Once our request for reclassification was denied and a determination was made that the product was subject to the licensing jurisdiction of the Department of State in accordance with ITAR, on September 18, 2008, we filed an addendum to our Voluntary Disclosure identifying other products that may have been subject to the licensing jurisdiction of the U.S. Department of State in accordance with ITAR but were inadvertently misclassified and exported without a license.

At this time it is not possible to determine whether any fines or other penalties will be asserted against us or the materiality of the outcome of any of these matters.

We are also involved in various other claims and legal actions that arise in the ordinary course of business. We do not believe that the ultimate resolution of any of these actions will have a material adverse effect on our business, results of operations, financial position, liquidity or capital resources.

13.	Business Segments

We are a global provider of radio frequency, or RF, and microwave integrated circuits, components and systems used in the design, development and maintenance of technically demanding, high-performance wireless communication systems. Our solutions include highly specialized microelectronic components and test and measurement equipment used by companies in the space, avionics, defense, commercial wireless communications, medical and other markets. Approximately 30% and 32% of our sales for the three months ended December 31, 2010 and 2009 and 31% and 34% for the six months ended December 31, 2010 and 2009 were to agencies of the United States government or to prime defense contractors or subcontractors of the United States government. No customer constituted more than 10% of sales during any of the periods presented. Inter-segment sales were not material and have been eliminated from the tables below.

The majority of our operations are located in the United States. We also have operations in Europe and Asia, with our most significant operations in the U.K.  Net sales from facilities located in the U.K. were approximately $42.8 million and $42.0 million for the three months ended December 31, 2010 and 2009 and $80.5 million and $71.1 million for the six months ended December 31, 2010 and 2009.  Total assets of the U.K. operations were $169.1 million as of December 31, 2010 and $159.9 million as of June 30, 2010.

Net sales, based on the customers’ locations, attributed to the United States and other regions were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(In thousands)

United States of America	$101,311	$92,204	$189,831	$172,389
Europe and Middle East	34,356	34,242	64,658	62,709
Asia and Australia	40,004	36,590	73,115	56,105
Other regions	5,908	3,703	9,906	5,652
	$181,579	$166,739	$337,510	$296,855

Selected financial data by segment is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(In thousands)

Net sales
Microelectronic solutions ("AMS")	$89,225	$79,160	$166,530	$146,521
Test solutions ("ATS")	92,354	87,579	170,980	150,334
Net sales	$181,579	$166,739	$337,510	$296,855

Segment adjusted operating income
- AMS	$22,942	$21,887	$41,829	$36,911
- ATS	17,171	20,186	24,028	28,151
- General corporate expense	(2,849)	(2,258)	(5,263)	(5,189)
Adjusted operating income	37,264	39,815	60,594	59,873

Amortization of acquired intangibles
- AMS	(9,196)	(8,743)	(18,456)	(17,579)
- ATS	(6,647)	(6,771)	(13,350)	(13,540)
Share-based compensation
- Corporate	(513)	(556)	(1,026)	(1,045)
Restructuring charges
- AMS	(5,555)	-	(6,131)	-
- ATS	(738)	(64)	(1,961)	(251)
Business acquisition costs
- Corporate	(92)	-	(282)	-
Increase in fair value of acquisition contingent consideration liability
- Corporate	(784)	-	(784)	-
Merger related expenses - Corporate	(507)	(771)	(1,222)	(1,464)
Termination of Sponsor Advisory Agreement - Corporate	(18,133)	-	(18,133)	-
Loss on liquidation of foreign subsidiary - ATS	-	-	-	(7,696)
Current period impact of acquisition related adjustments:
Inventory - AMS	(368)	-	(551)	(246)
Inventory - ATS	-	-	(447)	-
Depreciation - AMS	(25)	(265)	(142)	(540)
Depreciation - ATS	21	(311)	(99)	(817)
Depreciation - Corporate	(55)	(55)	(110)	(110)
Deferred revenue - ATS	(23)	(33)	(48)	(65)
Operating income (loss) (GAAP)	(5,351)	22,246	(2,148)	16,520

Interest expense	(20,713)	(21,418)	(41,951)	(42,457)
Loss on extinguishment of debt	(25,178)	-	(25,178)	-
Gain from a bargain purchase of a business	173	-	173	-
Other income (expense), net	(378)	422	(407)	479
Income (loss) before income taxes	$(51,447)	$1,250	$(69,511)	$(25,458)

Management evaluates the operating results of our two segments based upon adjusted operating income, which is pre-tax operating income before costs related to amortization of acquired intangibles, share-based compensation, restructuring expenses, business acquisition and merger related expenses, Termination of Sponsor Advisory Agreement, loss on liquidation of foreign subsidiary and the impact of any acquisition related adjustments. We have set out above our adjusted operating income by segment and in the aggregate, and have provided a reconciliation of adjusted operating income to operating income (loss) on a GAAP basis and income (loss) before income taxes for the periods presented.

14.	Income Taxes

The income tax benefit was $52.3 million for the six months ended December 31, 2010 on a pre-tax loss of $69.5 million.  We had an income tax provision for the six months ended December 31, 2009 of $5.7 million on a pre-tax loss of $25.5 million. The effective income tax rate for both periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to foreign, state and local income taxes, including U.S. income tax on certain foreign net income, since we anticipate that we will be repatriating these earnings to the U.S. The provisions are a combination of U.S. tax benefits on domestic losses and foreign tax expense on foreign earnings. The resulting projected net consolidated income tax benefit was then applied to the projected consolidated pre-tax amount for the year to calculate the annual effective tax rate, which contributed to the high income tax benefit as a percentage of pre-tax loss.

During the three months ended September 30, 2010, we identified an overstatement of deferred income tax liabilities established in the fourth quarter of fiscal 2009 and throughout fiscal 2010 related to U.S. income taxes provided on unremitted foreign earnings. After consideration of both quantitative and qualitative factors, we determined the amounts were not material to any of those prior period financial statements or the fiscal 2011 estimated results and thus corrected the balance in the three months ended September 30, 2010.  The adjustment resulted in a reduction of deferred income tax liabilities of $3.7 million, with a corresponding increase in income tax benefit in the statement of operations for the three months ended September 30, 2010.  The adjustment did not impact the statement of cash flows.

The income tax benefit for the three and six months ended December 31, 2010 reflects various discrete items, including a $1.2 million income tax benefit for the retroactive reinstatement of the U.S. R&D credit and a reduction of $5.7 million of deferred tax liabilities related to U.S. income taxes previously provided on unremitted foreign earnings.  As a direct result of Aeroflex Holding’s IPO, and related repurchase of a portion of Aeroflex’s debt, interest payments will decrease in the future.  Consequently, we have changed our intent as to the amount and method of repatriations of foreign earnings, which resulted in the reduction of deferred tax liabilities.

The tax provision for the six months ended December 31, 2009 was affected by the unfavorable impact of a $7.7 million nondeductible loss on the liquidation of a foreign subsidiary, and the favorable impact of a $10.3 million loss for tax purposes on the write off of our investment in a foreign subsidiary in fiscal 2009.  For financial statement purposes, the loss had been recognized in the prior periods, however, for tax purposes the loss was recognized at the time of divestiture, effective September 2009.

15.	Guarantor/Non-Guarantor Financial Information

The following supplemental condensed consolidating financial information sets forth, on an unconsolidated basis, the balance sheets at December 31, 2010 and June 30, 2010, the statements of operations for the three and six months ended December 31, 2010 and 2009 and the statements of cash flows for the six months ended December 31, 2010 and 2009 for Aeroflex (”Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. The supplemental condensed consolidating financial information reflects for all periods presented, the investments of Parent in the Guarantor Subsidiaries as well as investments of Parent and the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries, in all cases using the equity method.  For purposes of this note, Guarantor Subsidiaries refer to the subsidiaries of Parent that have guaranteed principal debt obligations of Parent.  The purchase price allocation adjustments, including applicable intangible assets, arising from business acquisitions have been pushed down to the applicable subsidiary columns (see Note 3).

Each of the Guarantor Subsidiaries is 100% owned directly or indirectly by the Parent and guarantees the debt on an unconditional and joint and several basis.

Aeroflex Incorporated
Condensed Consolidating Statement of Operations
For the Three Months Ended December 31, 2010
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$127,062	$56,409	$(1,892)	$181,579
Cost of sales	-	64,034	24,915	(2,210)	86,739
Gross profit	-	63,028	31,494	318	94,840
Selling, general and administrative costs	4,800	22,814	10,652	-	38,266
Research and development costs	-	13,800	7,856	-	21,656
Amortization of acquired intangibles	-	13,553	2,290	-	15,843
Termination of Sponsor Advisory Agreement	18,133	-	-	-	18,133
Restructuring charges	-	5,555	738	-	6,293
Operating income (loss)	(22,933)	7,306	9,958	318	(5,351)

Other income (expense):
Interest expense	(20,697)	(16)	-	-	(20,713)
Loss on extinguishment of debt	(25,178)	-	-	-	(25,178)
Gain from a bargain purchase of a business	-	-	173	-	173
Other income (expense), net	(292)	20	(106)	-	(378)
Intercompany charges	20,146	(19,560)	(586)	-	-
Income (loss) before income taxes	(48,954)	(12,250)	9,439	318	(51,447)
Provision (benefit) for income taxes	(28,837)	(6,551)	1,699	(6,355)	(40,044)
Equity income (loss) of subsidiaries	8,714	7,288	-	(16,002)	-
Net income (loss)	$(11,403)	$1,589	$7,740	$(9,329)	$(11,403)

Aeroflex Incorporated
Condensed Consolidating Statement of Operations
For the Three Months Ended December 31, 2009
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$120,120	$47,969	$(1,350)	$166,739
Cost of sales	-	60,394	20,910	(1,223)	80,081
Gross profit	-	59,726	27,059	(127)	86,658
Selling, general and administrative costs	3,640	18,942	8,991	-	31,573
Research and development costs	-	11,460	5,801	-	17,261
Amortization of acquired intangibles	-	13,276	2,238	-	15,514
Restructuring charges	-	-	64	-	64
Operating income (loss)	(3,640)	16,048	9,965	(127)	22,246

Other income (expense):
Interest expense	(21,399)	(17)	(2)	-	(21,418)
Other income (expense), net	(40)	480	(18)	-	422
Intercompany charges	19,797	(19,318)	(479)	-	-
Income (loss) before income taxes	(5,282)	(2,807)	9,466	(127)	1,250
Provision (benefit) for income taxes	(364)	2,199	2,046	7,983	11,864
Equity income (loss) of subsidiaries	(5,696)	6,932	-	(1,236)	-
Net income (loss)	$(10,614)	$1,926	$7,420	$(9,346)	$(10,614)

Aeroflex Incorporated
Condensed Consolidating Statement of Operations
For the Six Months Ended December 31, 2010
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$236,659	$104,344	$(3,493)	$337,510
Cost of sales	-	119,359	47,352	(3,867)	162,844
Gross profit	-	117,300	56,992	374	174,666
Selling, general and administrative costs	8,687	44,373	21,909	-	74,969
Research and development costs	-	27,447	16,367	-	43,814
Amortization of acquired intangibles	-	27,238	4,568	-	31,806
Termination of Sponsor Advisory Agreement	18,133	-	-	-	18,133
Restructuring charges	-	6,131	1,961	-	8,092
Operating income (loss)	(26,820)	12,111	12,187	374	(2,148)

Other income (expense):
Interest expense	(41,923)	(28)	-	-	(41,951)
Loss on extinguishment of debt	(25,178)	-	-	-	(25,178)
Gain from a bargain purchase of a business	-	-	173	-	173
Other income (expense), net	(285)	118	(240)	-	(407)
Intercompany charges	40,024	(38,839)	(1,185)	-	-
Income (loss) before income taxes	(54,182)	(26,638)	10,935	374	(69,511)
Provision (benefit) for income taxes	(29,074)	(9,505)	2,071	(15,783)	(52,291)
Equity income (loss) of subsidiaries	7,888	8,487	-	(16,375)	-
Net income (loss)	$(17,220)	$(8,646)	$8,864	$(218)	$(17,220)

Aeroflex Incorporated
Condensed Consolidating Statement of Operations
For the Six Months Ended December 31, 2009
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$218,015	$81,359	$(2,519)	$296,855
Cost of sales	-	111,714	35,824	(2,414)	145,124
Gross profit	-	106,301	45,535	(105)	151,731
Selling, general and administrative costs	7,808	37,156	16,739	-	61,703
Research and development costs	-	22,146	12,296	-	34,442
Amortization of acquired intangibles	-	26,659	4,460	-	31,119
Restructuring charges	-	-	251	-	251
Loss on liquidation of foreign subsidiary	-	7,696	-	-	7,696
Operating income (loss)	(7,808)	12,644	11,789	(105)	16,520

Other income (expense):
Interest expense	(42,421)	(34)	(2)	-	(42,457)
Other income (expense), net	341	374	(236)	-	479
Intercompany charges	39,591	(38,636)	(955)	-	-
Income (loss) before income taxes	(10,297)	(25,652)	10,596	(105)	(25,458)
Provision (benefit) for income taxes	(4,799)	(492)	2,265	8,725	5,699
Equity income (loss) of subsidiaries	(25,659)	7,634	-	18,025	-
Net income (loss)	$(31,157)	$(17,526)	$8,331	$9,195	$(31,157)

Aeroflex Incorporated
Condensed Consolidating Balance Sheet
As of December 31, 2010
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$31,727	$1,449	$37,467	$-	$70,643
Marketable securities	8,357	-	-	-	8,357
Accounts receivable, net	-	72,603	58,619	-	131,222
Inventories	-	111,810	43,004	(934)	153,880
Deferred income taxes	2,773	23,266	(9)	-	26,030
Prepaid expenses and other current assets	1,385	5,695	4,172	-	11,252
Total current assets	44,242	214,823	143,253	(934)	401,384

Property, plant and equipment, net	12,493	65,839	21,557	-	99,889
Deferred financing costs, net	17,435	-	-	-	17,435
Other assets	13,850	7,048	2,306	-	23,204
Intangible assets with definite lives, net	-	186,320	27,765	-	214,085
Intangible assets with indefinite lives	-	88,414	25,430	-	113,844
Goodwill	(10)	414,257	43,787	-	458,034
Total assets	$88,010	$976,701	$264,098	$(934)	$1,327,875

Liabilities and Stockholder's Equity
Current liabilities:
Current portion of long-term debt	$-	$360	$-	$-	$360
Accounts payable	4	17,326	19,637	-	36,967
Advance payments by customers and deferred revenue	-	12,950	10,235	-	23,185
Income taxes payable	(1,254)	259	2,649	-	1,654
Accrued payroll expenses	1,528	15,814	1,756	-	19,098
Accrued expenses and other current liabilities	20,131	17,349	15,464	-	52,944
Total current liabilities	20,409	64,058	49,741	-	134,208

Long-term debt	695,523	385	-	-	695,908
Deferred income taxes	(13,239)	103,683	13,403	(15,781)	88,066
Defined benefit plan obligations	5,605	-	-	-	5,605
Other long-term liabilities	2,210	6,909	3,864	-	12,983
Intercompany investment	(308,309)	78,947	229,362	-	-
Intercompany receivable/payable	(848,195)	883,360	(34,682)	(483)	-
Total liabilities	(445,996)	1,137,342	261,688	(16,264)	936,770

Stockholder's equity	534,006	(160,641)	2,410	15,330	391,105
Total liabilities and stockholder's equity	$88,010	$976,701	$264,098	$(934)	$1,327,875

Aeroflex Incorporated
Condensed Consolidating Balance Sheet
As of June 30, 2010
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$75,187	$(3,821)	$29,297	$-	$100,663
Accounts receivable, net	-	88,051	53,544	-	141,595
Inventories	-	94,669	33,209	(1,310)	126,568
Deferred income taxes	4,939	23,224	(145)	-	28,018
Prepaid expenses and other current assets	3,046	2,840	5,097	-	10,983
Total current assets	83,172	204,963	121,002	(1,310)	407,827

Property, plant and equipment, net	12,491	69,150	20,021	-	101,662
Non-current marketable securities, net	9,769	-	-	-	9,769
Deferred financing costs, net	20,983	-	-	-	20,983
Other assets	13,634	6,385	1,799	-	21,818
Intangible assets with definite lives, net	-	207,849	30,464	-	238,313
Intangible assets with indefinite lives	-	85,404	24,490	-	109,894
Goodwill	(10)	404,632	41,252	-	445,874
Total assets	$140,039	$978,383	$239,028	$(1,310)	$1,356,140

Liabilities and Stockholder's Equity
Current liabilities:
Current portion of long-term debt	$21,457	$360	$-	$-	$21,817
Accounts payable	4	14,376	14,423	-	28,803
Advanced payments by customers and deferred revenue	-	19,091	11,650	-	30,741
Income taxes payable	969	43	3,603	-	4,615
Accrued payroll expenses	2,198	18,834	2,050	-	23,082
Accrued expenses and other current liabilities	33,904	12,598	12,315	-	58,817
Total current liabilities	58,532	65,302	44,041	-	167,875

Long-term debt	879,645	385	-	-	880,030
Deferred income taxes	15,835	109,570	13,444	-	138,849
Defined benefit plan obligations	5,763	-	-	-	5,763
Other long-term liabilities	1,595	8,303	2,741	-	12,639
Intercompany investment	(287,515)	60,154	227,361	-	-
Intercompany receivable/payable	(842,950)	878,174	(34,740)	(484)	-
Total liabilities	(169,095)	1,121,888	252,847	(484)	1,205,156

Stockholder's equity:	309,134	(143,505)	(13,819)	(826)	150,984
Total liabilities and stockholder's equity	$140,039	$978,383	$239,028	$(1,310)	$1,356,140

Aeroflex Incorporated
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended December 31, 2010
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(17,220)	$(8,646)	$8,864	$(218)	$(17,220)
Changes in operating assets and liabilities andnon-cash items included in net income (loss)	(33,876)	38,809	1,012	218	6,163
Net cash provided by (used in) operating activities	(51,096)	30,163	9,876	-	(11,057)
Cash flows from investing activities:
Payments for purchase of businesses, net of cash acquired	(5,621)	(17,970)	-	-	(23,591)
Capital expenditures	(360)	(7,389)	(3,464)	-	(11,213)
Proceeds from sale of marketable securities	2,000	-	-	-	2,000
Proceeds from sale of property, plant and equipment	-	466	275	-	741
Net cash provided by (used in) investing activities	(3,981)	(24,893)	(3,189)	-	(32,063)

Cash flows from financing activities:
Capital contribution from Aeroflex Holding	244,097	-	-	-	244,097
Repurchase of senior unsecured notes and senior subordinated unsecured term loans, including premiums and fees	(207,690)	-	-	-	(207,690)
Debt repayments	(21,458)	-	-	-	(21,458)
Debt financing costs	(3,332)	-	-	-	(3,332)
Net cash provided by (used in) financing activities of continuing operations	11,617	-	-	-	11,617
Effect of exchange rate changes on cash and cash equivalents	-	-	1,483	-	1,483
Net increase (decrease) in cash and cash equivalents	(43,460)	5,270	8,170	-	(30,020)
Cash and cash equivalents at beginning of period	75,187	(3,821)	29,297	-	100,663
Cash and cash equivalents at end of period	$31,727	$1,449	$37,467	$-	$70,643

Aeroflex Incorporated
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended December 31, 2009
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(31,157)	$(17,526)	$8,331	$9,195	$(31,157)
Changes in operating assets and liabilities and non-cash items included in net income (loss)	56,201	22,336	(16,072)	(9,195)	53,270
Net cash provided by (used in) operating activities	25,044	4,810	(7,741)	-	22,113
Cash flows from investing activities:
Capital expenditures	(171)	(6,172)	(2,058)	-	(8,401)
Proceeds from sale of marketable securities	1,000	-	-	-	1,000
Proceeds from the sale of property, plant and equipment	-	737	108	-	845
Other, net	(11)	-	-	-	(11)
Net cash provided by (used in) investing activities	818	(5,435)	(1,950)	-	(6,567)
Cash flows from financing activities:
Debt repayments	(4,012)	-	-	-	(4,012)
Net cash provided by (used in) financing activities	(4,012)	-	-	-	(4,012)
Effect of exchange rate changes on cash and cash equivalents	-	-	(483)	-	(483)
Net increase (decrease) in cash and cash equivalents	21,850	(625)	(10,174)	-	11,051
Cash and cash equivalents at beginning of period	31,221	(15)	26,542	-	57,748
Cash and cash equivalents at end of period	$53,071	$(640)	$16,368	$-	$68,799

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q for the period ended December 31, 2010 is a combined quarterly report being separately filed by two registrants: Aeroflex Holding Corp. (“Aeroflex Holding”) and Aeroflex Incorporated (“Aeroflex”), a direct wholly-owned subsidiary of Aeroflex Holding. Unless the context provides otherwise, references to “we,” “our,” “the Company,” or “us” refer collectively to Aeroflex Holding and its subsidiary, Aeroflex, including Aeroflex’s consolidated subsidiaries.

Forward-Looking Statements

This report contains forward-looking statements. All statements other than statements of historical fact are forward-looking statements for purposes of the U.S. federal and state securities laws. These statements may be identified by the use of forward looking terminology such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "plan," "potential," "predict," "should" or "will" or the negative thereof or other variations thereon or comparable terminology.

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. A listing of some of the key factors that could cause actual results to differ from our expectations is included under the caption "Risk Factors" disclosed in Aeroflex Holding’s Registration Statement and Aeroflex’s Fiscal 2010 Form 10-K.

Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this Form 10-Q are made only as of the date hereof. We undertake no obligation to update or revise any forward-looking statements, either to reflect new developments, or for any other reason, except as required by law.

Overview

Company Background

We are a leading global provider of RF and microwave integrated circuits, components and systems used in the design, development and maintenance of technically demanding, high-performance wireless communication systems. Our solutions include highly specialized microelectronic components and test and measurement equipment used by companies in the space, avionics, defense, commercial wireless communications, medical and other markets. We have targeted customers in these end markets because we believe our solutions address their technically demanding requirements. We were founded in 1937 and have proprietary technology that is based on extensive know-how and a long history of research and development focused on specialized technologies, often in collaboration with our customers.

Business Segments

Our business segments and major products included in each segment are as follows:

Microelectronic Solutions (“AMS”)

•	HiRel microelectronics/semiconductors
•	RF and microwave components
•	Mixed-signal/digital ASICs

•	Motion control products

Test Solutions (“ATS”)

•	Wireless test equipment
•	Military radio and Private Mobile Radio, or PMR, test equipment
•	Avionics test equipment
•	Synthetic test equipment
•	General purpose test equipment and other

Stock Split

Aeroflex Holding’s board of directors authorized an increase in Aeroflex Holding’s authorized shares of common stock to 300,000,000 and a 65,000,000 for 1 common stock split, both of which became effective on November 18, 2010. Aeroflex Holding’s stockholders’ equity has been retroactively adjusted to give effect to the stock split for all periods presented by reclassifying the par value of the additional shares issued in connection with the split from additional paid-in capital to common stock. In addition, all share numbers and per share amounts in Aeroflex Holding’s consolidated financial statements have been retroactively adjusted to give effect to the stock split.

Initial Public Offering

On November 19, 2010, Aeroflex Holding consummated an initial public offering (“IPO”) of common stock in which it sold 19,789,180 shares of common stock, par value of $.01 per share, at a price of $13.50 per share. Aeroflex Holding received net proceeds of $244.1 million from the IPO, after deducting underwriting discounts and offering expenses, including a $2.5 million transaction fee which was paid to affiliates of the Sponsors under the advisory agreement with them for services directly attributable to the equity offering (“Transaction Fee”). Aeroflex Holding used the net proceeds of the IPO to make a capital contribution to Aeroflex. In connection with the IPO, Aeroflex:

•	Repurchased $186.6 million of its senior unsecured notes and senior subordinated unsecured term loans and paid related expenses;

•
Paid a $16.9 million termination fee to affiliates of the Sponsors to terminate the advisory agreement with them, which, including the related write-off of prepaid advisory fees, resulted in an $18.1 million expense (“Termination Fee”); and

•	Entered into an amendment of the credit agreement with the lenders of its senior secured credit facility, for which a $3.3 million fee was paid to the lenders

Debt Repurchase

In December 2010, Aeroflex repurchased approximately $32.2 million of its senior unsecured notes and $154.4 million of its senior subordinated unsecured term loans. This resulted in a $25.2 million loss on extinguishment of debt, which is comprised of the following:

•	an 11% premium paid on the debt repurchased, which amounted to $20.5 million;

•	the write-off of the related deferred financing costs of $4.0 million; and

•	professional fees of $614,000.

Amendment to Senior Secured Debt Agreement

On November 4, 2010, Aeroflex entered into an amendment of the credit agreement with the lenders of its senior secured credit facility, for which it paid a $3.3 million fee to the lenders which was recorded as deferred financing costs and $579,000 of other costs that were expensed as incurred, which allowed Aeroflex to, among other things:

•
increase the amount of cash it can spend for acquisitions of businesses from $20 million per year and a $100 million aggregate amount, to $200 million in the aggregate (with no annual limit), from the effective date of the amendment to the credit facility maturity date, August 15, 2014;

•
pay certain fees to affiliates of the Sponsors upon the completion of the Aeroflex Holding IPO. These fees were paid on November 24, 2010, and consisted of the $2.5 million Transaction Fee for services directly attributable to the equity offering, which was recorded as a reduction of additional paid-in capital, and the $16.9 million Termination Fee. The Termination Fee, when combined with the related write-off of prepaid advisory fees, amounted to an $18.1 million expense which was recorded in a separate line on the statement of operations entitled Termination of Sponsor Advisory Agreement; and

•
base its interest rate margin above LIBOR on a grid, with reference to its current credit rating. This increased the interest rate margin by 75 basis points for all tranches of debt within the secured credit facility.

Results of Operations

The following table sets forth our historical results of operations as a percentage of net sales for the periods indicated below:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Net sales	100.0%	100.0%	100.0%	100.0%
Costs of sales	47.8	48.1	48.2	48.9
Gross profit	52.2	51.9	51.8	51.1

Operating expenses:
Selling, general and administrative costs	21.0	18.9	22.3	20.8
Research and development costs	11.9	10.4	13.0	11.6
Amortization of acquired intangibles	8.7	9.3	9.4	10.5
Termination of Sponsor Advisory Agreement	10.0	-	5.4	-
Restructuring charges	3.5	-	2.4	0.1
Loss on liquidation of foreign subsidiary	-	-	-	2.6
Total operating expenses	55.1	38.6	52.5	45.6

Operating income (loss)	(2.9)	13.3	(0.7)	5.5

Other income (expense):
Interest expense	(11.4)	(12.9)	(12.5)	(14.3)
Loss on extinguishment of debt	(13.9)	-	(7.5)	-
Gain from a bargain purchase of a business	0.1	-	0.1	-
Other income (expense), net	(0.2)	0.3	(0.1)	0.1

Income (loss) before income taxes	(28.3)	0.7	(20.7)	(8.7)
Provision (benefit) for income taxes	(22.0)	7.1	(15.6)	1.9

Net income (loss)	(6.3)%	(6.4)%	(5.1)%	(10.6)%

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009

Net Sales. Net sales increased $14.8 million, or 9%, to $181.6 million for the three months ended December 31, 2010 from $166.7 million for the three months ended December 31, 2009. Businesses acquired since December 31, 2009 contributed $12.1 million to sales, or 7%, in the current quarter.

		Net Sales
Three Months		% of		% of
Ended		Consolidated		Consolidated
December 31,	AMS	Net Sales	ATS	Net Sales	Total
		(In thousands, except percentages)

2009	$79,160	47.5%	$87,579	52.5%	$166,739
2010	$89,225	49.1%	$92,354	50.9%	$181,579

Net sales in the AMS segment increased $10.1 million, or 13%, to $89.2 million for the three months ended December 31, 2010 from $79.2 million for the three months ended December 31, 2009. Specific variances include a volume driven $5.5 million increase in sales of components, including $4.2 million from Advanced Control Components, Inc., or ACC, acquired in August 2010, a volume driven $5.2 million increase in sales of integrated circuits; and additional sales of $1.5 million from Radiation Assured Devices, Inc., or RAD, acquired in June 2010. The increases in sales were partially offset by volume driven reductions of $1.5 million in sales of microelectronics modules and $699,000 in sales of motion control products.

Net sales in the ATS segment increased $4.8 million, or 5%, to $92.4 million for the three months ended December 31, 2010 from $87.6 million for the three months ended December 31, 2009. Specific variances include a volume driven $2.7 million increase in sales from avionic products; a volume driven $1.7 million increase in sales of wireless test products; and additional wireless test products sales of $6.4 million from Willtek Communications, or Willtek, acquired in May 2010. The increases in net sales were partially offset by a volume driven reduction of $5.5 million in sales of general purpose test products and a volume driven reduction of $549,000 in sales of radio test products.

Gross Profit. Gross profit equals net sales less cost of sales. Cost of sales includes materials, direct labor, amortization of capitalized software development costs and overhead expenses such as engineering labor, fringe benefits, depreciation, allocable occupancy costs and manufacturing supplies.

On a consolidated basis, gross profit was $94.8 million, or 52.2% of net sales, for the three months ended December 31, 2010 and $86.7 million, or 51.9% of net sales, for the three months ended December 31, 2009.

Three Months		Gross Profit
Ended		% of		% of		% of
December 31,	AMS	Net Sales	ATS	Net Sales	Total	Net Sales
		(In thousands, except percentages)

2009	$39,202	49.5%	$47,456	54.2%	$86,658	51.9%
2010	$44,696	50.1%	$50,144	54.3%	$94,840	52.2%

Gross margins in the AMS segment were 50.1% for the three months ended December 31, 2010 and 49.5% for the three months ended December 31, 2009. The increase in gross margins is principally attributable to increased sales of integrated circuits, combined with the additional sales of RAD services, acquired in June 2010, (which have margins higher than the segment average). Gross profit increased $5.5 million for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009 due to increased sales and the aforementioned increase in gross margins.

Gross margins in the ATS segment were 54.3% for the three months ended December 31, 2010 and 54.2% for the three months ended December 31, 2009. Gross profit increased $2.7 million for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009 due to increased sales.

Selling, General and Administrative Costs. Selling, general and administrative costs include office and management salaries, fringe benefits, commissions, insurance and professional fees.

On a consolidated basis SG&A costs increased $6.7 million, or 21%, to $38.3 million for the three months ended December 31, 2010. This increase was primarily attributable to the additional SG&A costs of the acquired businesses, which were not fully integrated during the quarter, and the expansion of our sales and marketing team in the Asia-Pacific region. As a percentage of sales, SG&A costs increased from 18.9% to 21.0% from the three months ended December 31, 2009 to the three months ended December 31, 2010. SG&A of the acquired businesses increased SG&A by $2.5 million, or 8% of 2009 total SG&A.

Three Months		Selling, General and Administrative Costs
Ended		% of		% of			% of
December 31,	AMS	Net Sales	ATS	Net Sales	Corporate	Total	Net Sales
		(In thousands, except percentages)

2009	$10,595	13.4%	$17,338	19.8%	$3,640	$31,573	18.9%
2010	$13,596	15.2%	$19,870	21.5%	$4,800	$38,266	21.0%

In the AMS segment, SG&A costs increased $3.0 million, or 28%, to $13.6 million for the three months ended December 31, 2010. This increase is primarily due to additional SG&A costs of $1.4 million related to RAD, acquired in June 2010, and ACC, acquired in August 2010 and general increases in our existing businesses, primarily due to increased employee related expenses of $644,000; external commissions of $262,000 and professional fees of $252,000. SG&A costs in the AMS segment increased from 13.4% to 15.2%, as a percentage of sales, from the three months ended December 31, 2009 to the three months ended December 31, 2010.

In the ATS segment, SG&A costs increased $2.5 million, or 15%, to $19.9 million for the three months ended December 31, 2010, primarily due to increased employee related expenses of $1.5 million and additional costs of $1.0 million related to Willtek, acquired in May 2010. As a percentage of sales, SG&A costs in the ATS segment increased from 19.8% to 21.5% from the three months ended December 31, 2009 to the three months ended December 31, 2010.

Corporate general and administrative costs increased $1.2 million, for the three months ended December 31, 2010 compared to the three months ended December 31, 2009, primarily related to business acquisition costs of $876,000.

Research and Development Costs. Research and development costs include materials, engineering labor and allocated overhead.

On a consolidated basis, research and development costs increased by $4.4 million, or 25%, to $21.7 million for the three months ended December 31, 2010. This increase was primarily attributable to the additional costs of the acquired businesses and the acceleration of research and development projects in our ATS segment to meet customer requirements for new products. As a percentage of sales, research and development costs increased from 10.4% to 11.9% from the three months ended December 31, 2009 to the three months ended December 31, 2010. Research and development costs of acquired businesses increased research and development by $1.4 million, or 8% of 2009 total research and development costs.

Three Months		Research and Development Costs
Ended		% of		% of		% of
December 31,	AMS	Net Sales	ATS	Net Sales	Total	Net Sales
		(In thousands, except percentages)

2009	$6,986	8.8%	$10,275	11.7%	$17,261	10.4%
2010	$8,552	9.6%	$13,104	14.2%	$21,656	11.9%

AMS segment self-funded research and development costs increased $1.6 million, or 22%, to $8.6 million for the three months ended December 31, 2010 primarily due to the increased efforts in the development of next generation component products and additional spending on projects within integrated circuits. As a percentage of sales, AMS segment research and development costs increased from 8.8% for the three months ended December 31, 2009 to 9.6% for the three months ended December 31, 2010.

ATS segment self-funded research and development costs increased $2.8 million, or 28%, to $13.1 million for the three months ended December 31, 2010 primarily due to increases in our radio test and avionics divisions, for the development of a common platform technology, and additional costs of $1.1 related to Willtek, acquired in May 2010. As a percentage of sales, ATS segment research and development costs increased from 11.7% for the three months ended December 31, 2009 to 14.2% for the three months ended December 31, 2010.

Amortization of Acquired Intangibles. Amortization of acquired intangibles increased $329,000 for the three months ended December 31, 2010 primarily due to additional amortization related to the acquisitions of Willtek, in May 2010; RAD, in June 2010; and ACC, in August 2010. The increases in amortization were partially offset by certain intangibles becoming fully amortized during fiscal 2010. By segment, the amortization increased $453,000 in the AMS segment and decreased $124,000 in the ATS segment.

Termination of Sponsor Advisory Agreement. In connection with the Aeroflex Holding IPO, we paid a $16.9 million Termination Fee to affiliates of the Sponsors on November 24, 2010 to terminate the Sponsor Advisory Agreement with them and eliminate all future payments to the Sponsors under that agreement, which, including the related write-off of prepaid advisory fees, resulted in an $18.1 million expense. There was no similar charge recorded for the three months ended December 31, 2009.

Restructuring Charges. The AMS segment incurred total restructuring costs of $5.6 million for the three months ended December 31, 2010 which primarily relate to consolidation of our components operations by relocating a portion of our Whippany, New Jersey facility’s production to our Ann Arbor, Michigan facility and a portion to our Eatontown, New Jersey facility. In connection with this consolidation, we recorded a $4.9 million impairment charge based on the fair value of the Whippany, New Jersey facility we intend to sell. There were no comparable charges for the three months ended December 31, 2009.

The ATS segment incurred restructuring costs of $738,000 for the three months ended December 31, 2010. In comparison, for the three months ended December 31, 2009, the ATS segment incurred restructuring costs of $64,000. In both periods, the costs related to consolidation and reorganization efforts in our U.K. operations.

Other Income (Expense). Interest expense was $20.7 million for the three months ended December 31, 2010 and $21.4 million for the three months ended December 31, 2009. The interest expense decreased, and will further decrease next quarter, as a result of the repurchase, in December 2010, of $186.6 million of Aeroflex’s senior unsecured notes and senior subordinated unsecured term loans with the proceeds from the IPO. During the three months ended December 31, 2010 we incurred a $25.2 million loss on extinguishment of debt, which was comprised primarily of $20.5 million in premiums paid on the debt repurchased and $4.0 million for the write-off of the related deferred financing costs. In addition, we recognized a $173,000 gain on bargain purchase related to the final working capital adjustment to the purchase price of Willtek, acquired in June 2010. There were no comparable charges for the three months ended December 31, 2009. Other income (expense) of ($378,000) for the three months ended December 31, 2010 consisted primarily of ($688,000) of other than temporary impairments related to the fair value of our auction rate securities, offset by $310,000 of interest and miscellaneous income. Other income (expense) of $422,000 for the three months ended December 31, 2009 consisted primarily of $768,000 of interest and miscellaneous income, offset by ($346,000) of foreign currency transaction losses.

Provision for Income Taxes. The income tax benefit was $40.0 million for the three months ended December 31, 2010 on a pre-tax loss of $51.4 million. We had an income tax provision for the three months ended December 31, 2009 of $11.9 million on pre-tax income of $1.3 million. The effective income tax rate for both periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to foreign, state and local income taxes, including U.S. income tax on certain foreign net income, since we anticipate that we will be repatriating these earnings to the U.S. The provisions are a combination of U.S. tax benefits on domestic losses and foreign tax expense on foreign earnings. The resulting projected net consolidated income tax benefit was then applied to the projected net consolidated pre-tax amount for the year to calculate the annual effective tax rate, which contributed to the high income tax benefit as a percentage of pre-tax loss. The income tax benefit for the three months ended December 31, 2010 reflects various discrete items in the quarter, including a $1.2 million tax benefit for the retroactive reinstatement of the U.S. R&D credit and a reduction of $5.7 million of deferred tax liabilities related to U.S. income taxes previously provided on unremitted foreign earnings. As a direct result of Aeroflex Holding’s IPO, and related repurchase of a portion of Aeroflex’s debt, interest payments will decrease in the future. Consequently, we have changed our intent as to the amount and method of repatriations of foreign earnings, which resulted in the reduction of deferred tax liabilities.

In the three months ended December 31, 2010, we paid income taxes of $6.5 million and received tax refunds of $3.1 million related to federal, state and foreign income taxes. In the three months ended December 31, 2009, we paid income taxes of $1.5 million and received refunds of $29,000.

Net Loss. The net loss was $11.4 million for the three months ended December 31, 2010 and $10.6 million for the three months ended December 31, 2009.

Six Months Ended December 31, 2010 Compared to Six Months Ended December 31, 2009

Net Sales. Net sales increased $40.7 million, or 14%, to $337.5 million for the six months ended December 31, 2010 from $296.9 million for the six months ended December 31, 2009. Businesses acquired since December 31, 2009 contributed $19.0 million to sales, or 6%, in the current fiscal year.

		Net Sales
Six Months		% of		% of
Ended		Consolidated		Consolidated
December 31,	AMS	Net Sales	ATS	Net Sales	Total
		(In thousands, except percentages)

2009	$146,521	49.4%	$150,334	50.6%	$296,855
2010	$166,530	49.3%	$170,980	50.7%	$337,510

Net sales in the AMS segment increased $20.0 million, or 14%, to $166.5 million for the six months ended December 31, 2010 from $146.5 million for the six months ended December 31, 2009. Specific variances include a volume driven $11.4 million increase in sales of components, including $5.7 million from ACC, acquired in August 2010, a volume driven $9.3 million increase in sales of integrated circuits; and additional sales of $2.8 million from RAD, acquired in June 2010. The increases in sales were partially offset by volume driven reductions of $1.9 million in sales of microelectronics modules and $1.6 million in sales of motion control products.

Net sales in the ATS segment increased $20.6 million, or 14%, to $171.0 million for the six months ended December 31, 2010 from $150.3 million for the six months ended December 31, 2009. Specific variances include a volume driven $9.6 million increase in sales of wireless test products; a volume driven $5.9 million increase in sales from avionic products; and a volume driven $2.4 million increase in sales of radio test sets. In addition, there were additional wireless test products sales of $10.4 million from Willtek, acquired in May 2010. The increases in net sales were partially offset by a volume driven reduction of $7.7 million in sales of general purpose test products.

Gross Profit. On a consolidated basis, gross profit was $174.7 million, or 51.8% of net sales, for the six months ended December 31, 2010 and $151.7 million, or 51.1% of net sales, for the six months ended December 31, 2009.

Six Months		Gross Profit
Ended		% of		% of		% of
December 31,	AMS	Net Sales	ATS	Net Sales	Total	Net Sales
		(In thousands, except percentages)

2009	$70,201	47.9%	$81,530	54.2%	$151,731	51.1%
2010	$83,415	50.1%	$91,251	53.4%	$174,666	51.8%

Gross margins in the AMS segment were 50.1% for the six months ended December 31, 2010 and 47.9% for the six months ended December 31, 2009. The increase in gross margins is principally attributable to a favorable product mix and increased sales of integrated circuits, combined with the additional sales of RAD services, acquired in June 2010, (which have margins higher than the segment average). Gross profit increased $13.2 million for the six months ended December 31, 2010 as compared to the six months ended December 31, 2009 principally due to increased sales and the aforementioned increase in gross margins.

Gross margins in the ATS segment were 53.4% for the six months ended December 31, 2010 and 54.2% for the six months ended December 31, 2009. The decrease in gross margins was principally attributable to wireless product sales, which included more hardware products than software products as compared to the prior year (while wireless hardware products have higher gross margins than the segment average, they are not as high as the gross margins of wireless software products). Despite the reduction in margins, gross profit increased $9.7 million for the six months ended December 31, 2010 as compared to the six months ended December 31, 2009 due to increased sales.

Selling, General and Administrative Costs. On a consolidated basis SG&A costs increased $13.3 million, or 21%, to $75.0 million for the six months ended December 31, 2010. This increase was primarily attributable to the additional SG&A costs of the acquired businesses, which were not fully integrated during the period, and the expansion of our sales and marketing team in the Asia-Pacific region. As a percentage of sales, SG&A costs increased from 20.8% to 22.3% from the six months ended December 31, 2009 to the six months ended December 31, 2010. The SG&A of the acquired businesses increased SG&A by $4.4 million, or 7% of total 2009 SG&A.

Six Months		Selling, General and Administrative Costs
Ended		% of		% of			% of
December 31,	AMS	Net Sales	ATS	Net Sales	Corporate	Total	Net Sales
		(In thousands, except percentages)

2009	$20,583	14.0%	$33,312	22.2%	$7,808	$61,703	20.8%
2010	$25,980	15.6%	$40,302	23.6%	$8,687	$74,969	22.3%

In the AMS segment, SG&A costs increased $5.4 million, or 26%, to $26.0 million for the six months ended December 31, 2010. This increase is primarily due to additional costs of $2.3 million related to RAD, acquired in June 2010, and ACC, acquired in August 2010; general increases in our existing businesses, primarily due to increased employee related expenses of $1.4 million and external commissions of $578,000; and increased professional fees of $504,000. SG&A costs in the AMS segment increased from 14.0% to 15.6%, as a percentage of sales, from the six months ended December 31, 2009 to the six months ended December 31, 2010.

In the ATS segment, SG&A costs increased $7.0 million, or 21%, to $40.3 million for the six months ended December 31, 2010, primarily due to increased employee related expenses of $2.7 million; increased commissions of $2.4 million, due to the increase in sales volume and a change in product mix; and additional costs of $2.1 million related to Willtek, acquired in May 2010. As a percentage of sales, SG&A costs in the ATS segment increased from 22.2% to 23.6% from the six months ended December 31, 2009 to the six months ended December 31, 2010.

Corporate general and administrative costs increased $879,000, for the six months ended December 31, 2010 compared to the six months ended December 31, 2009 primarily related to business acquisition costs of $1.1 million, offset by reductions in general expense of $187,000.

Research and Development Costs. On a consolidated basis, research and development costs increased by $9.4 million, or 27%, to $43.8 million for the six months ended December 31, 2010. This increase was primarily attributable to the additional costs of the acquired businesses and the acceleration of research and development projects in our ATS segment to meet customer requirements for new products. As a percentage of sales, research and development costs increased from 11.6% to 13.0% from the six months ended December 31, 2009 to the six months ended December 31, 2010. Research and development costs of acquired businesses increased research and development by $2.4 million, or 7% of 2009 total research and development costs.

Six Months		Research and Development Costs
Ended		% of		% of		% of
December 31,	AMS	Net Sales	ATS	Net Sales	Total	Net Sales
		(In thousands, except percentages)

2009	$13,493	9.2%	$20,949	13.9%	$34,442	11.6%
2010	$16,299	9.8%	$27,515	16.1%	$43,814	13.0%

AMS segment self-funded research and development costs increased $2.8 million, or 21%, to $16.3 million for the six months ended December 31, 2010 primarily due to the increased efforts in the development of next generation component products and additional spending on projects within integrated circuits. As a percentage of sales, AMS segment research and development costs increased from 9.2% for the six months ended December 31, 2009 to 9.8% for the six months ended December 31, 2010.

ATS segment self-funded research and development costs increased $6.6 million, or 31%, to $27.5 million for the six months ended December 31, 2010 primarily due to increases in our radio test and avionics divisions, for the development of a common platform technology, and additional costs of $2.0 million related to Willtek, acquired in May 2010. As a percentage of sales, ATS segment research and development costs increased from 13.9% for the six months ended December 31, 2009 to 16.1% for the six months ended December 31, 2010.

Amortization of Acquired Intangibles. Amortization of acquired intangibles increased $687,000 for the six months ended December 31, 2010 primarily due to additional amortization related to the acquisitions of Willtek, in May 2010; RAD, in June 2010; and ACC, in August 2010. The increases in amortization were partially offset by certain intangibles becoming fully amortized during fiscal 2010. By segment, the amortization increased $877,000 in the AMS segment and decreased $190,000 in the ATS segment.

Termination of Sponsor Advisory Agreement. In connection with the Aeroflex Holding IPO, we paid a $16.9 million Termination Fee to affiliates of the Sponsors on November 24, 2010 to terminate the Sponsor Advisory Agreement with them and eliminate all future payments to the Sponsors under that agreement, which, including the related write-off of prepaid advisory fees, resulted in an $18.1 million expense. There was no similar charge recorded for the six months ended December 31, 2009.

Restructuring Charges. The AMS segment incurred total restructuring costs of $6.1 million for the six months ended December 31, 2010 which primarily relate to consolidation of our components operations by relocating a portion of our Whippany, New Jersey facility’s production to our Ann Arbor, Michigan facility and a portion to our Eatontown, New Jersey facility. In connection with this consolidation, we recorded a $4.9 million impairment charge based on the fair value of the Whippany, New Jersey facility we intend to sell. There were no comparable charges for the six months ended December 31, 2009.

The ATS segment incurred restructuring costs of $2.0 million for the six months ended December 31, 2010. In comparison, for the six months ended December 31, 2009, the ATS segment incurred restructuring costs of $251,000. In both periods, the costs related to consolidation and reorganization efforts in our U.K. operations.

Loss on Liquidation of Foreign Subsidiary. During the six months ended December 31, 2009, we recognized a $7.7 million non-cash loss on liquidation of a foreign subsidiary. There was no similar charge recorded for the six months ended December 31, 2010.

Other Income (Expense). Interest expense was $42.0 million for the six months ended December 31, 2010 and $42.5 million for the six months ended December 31, 2009. The interest expense decreased, and will further decrease next quarter, as a result of the repurchase, in December 2010, of $186.6 million of Aeroflex’s senior unsecured notes and senior subordinated unsecured term loans with the proceeds from the IPO. During the six months ended December 31, 2010 we incurred a $25.2 million loss on extinguishment of debt, which was comprised primarily of $20.5 million in premiums paid on the debt repurchased and $4.0 million for the write-off of the related deferred financing costs. In addition, we recognized a $173,000 gain on bargain purchase related to the final working capital adjustment to the purchase price of Willtek, acquired in June 2010. There were no comparable charges for the six months ended December 31, 2009. Other income (expense) of ($407,000) for the six months ended December 31, 2010 consisted primarily of a ($688,000) other than temporary impairment recorded on our auction rate securities and ($305,000) of foreign currency transaction losses offset by $586,000 of interest and miscellaneous income. Other income (expense) of $479,000 for the six months ended December 31, 2009 consisted primarily of $1.1 million of interest and miscellaneous income, offset by ($584,000) of foreign currency transaction losses.

Provision for Income Taxes. The income tax benefit was $52.3 million for the six months ended December 31, 2010 on a pre-tax loss of $69.5 million. We had an income tax provision for the six months ended December 31, 2009 of $5.7 million on a pre-tax loss of $25.5 million. The effective income tax rate for both periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to foreign, state and local income taxes, including U.S. income tax on certain foreign net income, since we anticipate that we will be repatriating these earnings to the U.S. The provisions are a combination of U.S. tax benefits on domestic losses and foreign tax expense on foreign earnings. The resulting projected net consolidated income tax benefit was then applied to the projected consolidated pre-tax amount for the year to calculate the annual effective tax rate, which contributed to the high income tax benefit as a percentage of pre-tax loss. During the three months ended September 30, 2010, we identified an overstatement of deferred income tax liabilities established in the fourth quarter of fiscal 2009 and throughout fiscal 2010 related to U.S. income taxes provided on unremitted foreign earnings. After consideration of both quantitative and qualitative factors, we determined the amounts were not material to any of those prior period financial statements or the fiscal 2011 estimated results and thus corrected the balance in the three months ended September 30, 2010. The adjustment resulted in a reduction of deferred income tax liabilities of $3.7 million, with a corresponding increase in income tax benefit in the statement of operations for the three months ended September 30, 2010. The adjustment did not impact the statement of cash flows. The income tax benefit for the six months ended December 31, 2010 reflects various discrete items, including a $1.2 million income tax benefit for the retroactive reinstatement of the U.S. R&D credit and a reduction of $5.7 million of deferred tax liabilities related to U.S. income taxes previously provided on unremitted foreign earnings. As a direct result of Aeroflex Holding’s IPO, and related repurchase of a portion of Aeroflex’s debt, interest payments will decrease in the future. Consequently, we have changed our intent as to the amount and method of repatriations of foreign earnings, which resulted in the reduction of deferred tax liabilities. The tax provision for the six months ended December 31, 2009 was affected by the unfavorable impact of a $7.7 million nondeductible loss on the liquidation of a foreign subsidiary, and the favorable impact of a $10.3 million loss for tax purposes on the write off of our investment in a foreign subsidiary in fiscal 2009. For financial statement purposes, the loss had been recognized in the prior periods, however, for tax purposes the loss was recognized at the time of divestiture, effective September 2009.

In the six months ended December 31, 2010, we paid income taxes of $10.2 million and received tax refunds of $3.1 million related to federal, state and foreign income taxes. In the six months ended December 31, 2009, we paid income taxes of $4.5 million and received refunds of $631,000.

Net income (loss). The net loss was $17.2 million for the six months ended December 31, 2010 and $31.2 million for the six months ended December 31, 2009.

Liquidity and Capital Resources

The liquidity and capital resources of Aeroflex Holding are essentially identical to the liquidity and capital resources of Aeroflex, with the following significant exception: Aeroflex Holding, in connection with its IPO of common stock on November 19, 2010, received net proceeds of $244.1 million after deducting underwriting discounts and offering expenses, whereas Aeroflex received the net proceeds of the IPO of $244.1 million in the form of a capital contribution from Aeroflex Holding. All indebtedness has been incurred by Aeroflex; such indebtedness is reflected on the balance sheets of Aeroflex Holding by virtue of the principles of consolidation. Aeroflex Holding’s principal source of liquidity has been the proceeds of the IPO. Aeroflex’s principal sources of liquidity include cash generated from operations, borrowings and availability under its credit facilities and contributions from Aeroflex Holding.

As of December 31, 2010, Aeroflex had $70.6 million of cash and cash equivalents, $267.2 million in working capital and its current ratio was 2.99 to 1.

Its principal liquidity requirements are to service its debt and interest and meet its working capital and capital expenditure needs. As of December 31, 2010, Aeroflex had $696.3 million of debt outstanding (of which $695.9 million was long-term), including approximately $489.1 million under the senior secured credit facility, $192.8 million of senior unsecured notes and $13.6 million under the senior subordinated unsecured credit facility. Additionally, at December 31, 2010 Aeroflex had a $50.0 million revolving senior secured credit facility available to it, under which $0 was outstanding.

The following is a summary of required principal repayments of Aeroflex’s debt for the next five years and thereafter as of December 31, 2010:

Twelve Months Ended December 31,	(In thousands)
2011	$360
2012	385
2013	-
2014	489,105
2015	206,418
Thereafter	-
Total	$696,268

As of December 31, 2010, Aeroflex and its subsidiaries were in compliance with all of the covenants contained in the loan agreements. Certain loan covenants are based on Adjusted EBITDA. Adjusted EBITDA is defined as EBITDA (net income (loss), before interest expense, income taxes, depreciation and amortization), adjusted to add back certain non-cash, non-recurring and other items, as required by various covenants in the debt agreements.  Use of the term Adjusted EBITDA may vary from others in our industry.  EBITDA and Adjusted EBITDA are not measures of operating income (loss), performance or liquidity under U.S. GAAP and are subject to important limitations.  A reconciliation of net income (loss), which is a U.S. GAAP measure of our operating results, to Adjusted EBITDA, as defined in the loan agreements, is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(In thousands)

Net income (loss)	$(11,403)	$(10,614)	$(17,220)	$(31,157)
Interest expense	20,713	21,418	41,951	42,457
Provision (benefit) for income taxes	(40,044)	11,864	(52,291)	5,699
Depreciation and amortization	20,648	20,528	41,534	41,774
EBITDA	(10,086)	43,196	13,974	58,773

Non-cash purchase accounting adjustments	391	33	1,046	311
Merger related expenses	507	771	1,222	1,464
Restructuring costs (a)	6,293	64	8,092	251
Share-based compensation (b)	513	556	1,026	1,045
Termination of Sponsor Advisory Agreement	18,133	-	18,133	-
Loss on extinguishment of debt	25,178	-	25,178	-
Non-cash loss on liquidation of foreign subsidiary	-	-	-	7,696
Other defined items (c)	1,392	32	2,061	(342)
Adjusted EBITDA	$42,321	$44,652	$70,732	$69,198

(a)
Primarily reflects costs associated with the reorganization of our U.K. operations and consolidation of certain of our U.S. components facilities and the pro forma savings related thereto.  Pro forma savings reflects the amount of costs that we estimate would have been eliminated during the period in which a restructuring occurred had the restructuring occurred as of the first day of that period.

(b)	Reflects non-cash share-based compensation expense.

(c)
Reflects other adjustments required in calculating debt covenant compliance.  These other defined items include pro forma EBITDA for periods prior to the acquisition dates for companies acquired during the periods presented.

Financial covenants in Aeroflex’s senior secured credit facility include (i) a maximum leverage ratio of total debt (less up to $15.0 million of unrestricted cash) to Adjusted EBITDA, as defined in the senior secured credit facility, and (ii) maximum consolidated capital expenditures. The maximum leverage ratio permitted for the twelve months ended December 31, 2010 was 5.90, whereas the actual leverage ratio was 4.12. The maximum leverage ratio remains at 5.90 until September 30, 2011, when it decreases to 5.20.

Aeroflex’s senior secured credit facility, senior subordinated unsecured credit facility and the indenture governing its senior unsecured notes contain restrictions on its activities, including but not limited to covenants that restrict Aeroflex and its restricted subsidiaries, as defined in the senior subordinated unsecured credit facility, from:

•	incurring additional indebtedness and issuing disqualified stock or preferred stock;

•	making certain investments or other restricted payments;

•	paying dividends and making other distributions with respect to capital stock, or repurchasing, redeeming or retiring capital stock or subordinated debt;

•	selling or otherwise disposing of assets;

•	under certain circumstances, issuing or selling equity interests;

•	creating liens on assets;

•	consolidating or merging with, or acquiring in excess of specified annual limitations, another business, or selling or disposing of all or substantially all of their assets; and

•	entering into certain transactions with affiliates.

If for any reason Aeroflex fails to comply with the covenants in the senior secured credit facility, it would be in default under the terms of the agreements governing its outstanding debt. If such a default were to occur, the lenders under our senior secured credit facility could elect to declare all amounts outstanding there under  immediately due and payable, and the lenders would not be obligated to continue to advance funds to Aeroflex. In addition, if such a default were to occur, any amounts then outstanding under the senior subordinated unsecured term loan or senior unsecured notes could become immediately due and payable. If the amounts outstanding under these debt agreements are accelerated, Aeroflex’s assets may not be sufficient to repay in full the amounts owed to debt holders.

We expect that cash generated from operating activities and availability under the revolving portion of Aeroflex’s senior secured credit facility will be Aeroflex’s principal sources of liquidity. Aeroflex’s ability to make payments on and to refinance its indebtedness and to fund working capital needs and planned capital expenditures will depend on its ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. In addition, to the extent Aeroflex has consolidated excess cash flows, as defined in the credit agreement governing the senior secured credit facility, Aeroflex must use specified portions of the excess cash flows to prepay senior secured credit facilities. Based on its current level of operations, we believe Aeroflex’s cash flow from operations and available borrowings under its senior secured credit facility will be adequate to meet Aeroflex’s liquidity needs for at least the next twelve months. We cannot assure you, however, that its business will generate sufficient cash flow from operations, or those future borrowings will be available under the senior secured credit facility in an amount sufficient to enable Aeroflex to repay its indebtedness or to fund other liquidity needs. Aeroflex may need to refinance all or a portion of its indebtedness on or before the maturity thereof. We cannot assure you that Aeroflex will be able to refinance any of its indebtedness on commercially reasonable terms or at all.

Cash Flows

For the six months ended December 31, 2010, Aeroflex’s cash flow used by operations was $11.1 million primarily due to increased inventory of $24.2 million in anticipation of higher sales.  Its investing activities used cash of $32.1 million, primarily for payments for the purchase of businesses of $23.6 million and for capital expenditures of $11.2 million. Aeroflex’s financing activities provided cash of $11.6 million - $244.1 million was received by Aeroflex as a capital contribution from Aeroflex Holding and was partially offset by the repurchase of senior unsecured notes and senior subordinated unsecured term loans, including premiums and fees, of $207.7 million plus debt repayments of $21.5 million.

For the six months ended December 31, 2009, Aeroflex’s cash flow provided by operations was $22.1 million. Its investing activities used cash of $6.6 million, primarily for capital expenditures of $8.4 million, partially offset by proceeds from the sale of marketable securities of $1.0 million combined with the sale of property, plant and equipment of $845,000.  Aeroflex’s financing activities used cash of $4.0 million to repay indebtedness.

Aeroflex Holding’s cash flows are identical to those of Aeroflex with the following exception: Aeroflex Holding’s cash flows from financing activities for the six months ended December 31, 2010 reflect the fact that Aeroflex Holding received the $244.1 million proceeds from its IPO of common stock.

Capital Expenditures

Capital expenditures were $11.2 million and $8.4 million for the six months ended December 31, 2010 and 2009, respectively.  Our capital expenditures primarily consist of equipment replacements.

Contractual Obligations

 Debt Repurchase

As of June 30, 2010 Aeroflex had $225.0 million due under its senior unsecured notes and $165.5 million due under its senior subordinated unsecured term loans.  In connection with Aeroflex Holding’s IPO, the net proceeds were used to make a capital contribution to Aeroflex to enable it to, among other things, tender for a portion of its senior unsecured notes and offer to repurchase a portion of its senior subordinated unsecured term loans. In December 2010 Aeroflex repurchased approximately $32.2 million of senior unsecured notes and $154.4 million of senior subordinated unsecured term loans.

Termination of Sponsor Advisory Agreement

Also in connection with the Aeroflex Holding IPO, we paid a $16.9 million Termination Fee to affiliates of the Sponsors on November 24, 2010 to terminate the Sponsor Advisory Agreement with them and eliminate all future payments to the Sponsors under that agreement, which including the related write-off of prepaid advisory fees, resulted in an $18.1 million expense.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have material current or future effect upon our results of operations or financial condition.

Seasonality

Historically our net sales and earnings increase sequentially from quarter to quarter within a fiscal year, but the first quarter is typically less than the previous year’s fourth quarter.

Critical Accounting Policies and Estimates

Information regarding the Company’s critical accounting policies and estimates appears within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Aeroflex Holding’s Registration Statement and in Aeroflex’s Fiscal 2010 Form 10-K.  During the six month period ended December 31, 2010, there were no significant changes to any critical accounting policies or to the related estimates and judgments involved in applying those policies.

Recently Adopted Accounting Pronouncements

See Note 2 of the combined notes to the unaudited condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

See Note 2 of the combined notes to the unaudited condensed consolidated financial statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.  We are subject to interest rate risk in connection with borrowings under Aeroflex’s senior secured credit facility.  Although we currently have interest rate swap agreements hedging portions of this debt, they expire in February 2011 before the borrowings are fully repaid and we currently do not anticipate renewing them. As of December 31, 2010, there is $489.1 million outstanding under the term-loan portion of the senior secured credit facility, the un-hedged portion of which is subject to variable interest rates. Each change of 1% in interest rates would result in a $4.6 million change in our interest expense over the next year on the un-hedged portion of the term-loan borrowings and a $507,000 change in our annual interest expense on the revolving loan borrowings, assuming the entire $50.0 million was outstanding.  Any debt we incur in the future may also bear interest at floating rates.

Foreign Currency Risk.   Foreign currency contracts are used to protect us from exchange rate fluctuation from the time customers are invoiced in local currency until such currency is exchanged for U.S. dollars. Aeroflex periodically enters into foreign currency contracts, which are not designated as hedges, and the change in the fair value is included in income currently within other income (expense). As of December 31, 2010, Aeroflex had $31.7 million of notional value foreign currency forward contracts maturing through January 31, 2011. Notional amounts do not quantify risk or represent assets or liabilities of Aeroflex, but are used in the calculation of cash settlements under the contracts. The fair value of these contracts at December 31, 2010 was an asset of $18,000.  If foreign currency exchange rates (primarily the British pound and the Euro) change by 10% from the levels at December 31, 2010, the effect on our comprehensive income would be approximately $23.4 million.

Inflation Risk.  Inflation has not had a material impact on our results of operations or financial condition during the preceding three years.

ITEM 4.   CONTROLS AND PROCEDURES – AEROFLEX HOLDING

Aeroflex Holding’s disclosure controls and procedures under the Securities Exchange Act of 1934, as amended, are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Aeroflex Holding’s disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to its management, including its chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. The Principal Executive Officer and the Principal Financial Officer, with the assistance from other members of management, have reviewed the effectiveness of its disclosure controls and procedures as of December 31, 2010 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

There have been no changes in Aeroflex Holding’s internal controls over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 4.   CONTROLS AND PROCEDURES - AEROFLEX

Aeroflex’s disclosure controls and procedures under the Securities Exchange Act of 1934, as amended, are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Aeroflex’s disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to its management, including its chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. The Principal Executive Officer and the Principal Financial Officer, with the assistance from other members of management, have reviewed the effectiveness of its disclosure controls and procedures as of December 31, 2010 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

There have been no changes in Aeroflex’s internal controls over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

There have been no material changes in our legal proceedings disclosed in Aeroflex Holding’s Registration Statement and Aeroflex’s Fiscal 2010 Form 10-K.

Item 1A.  Risk Factors

There have been no material changes in our risk factors disclosed in Aeroflex Holding’s Registration Statement and Aeroflex’s Fiscal 2010 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  [Removed and Reserved]

Item 5.   Other Information

None

Item 6.   Exhibits

Exhibit No.	Exhibit Description

10.1	Form of Aeroflex Incorporated Indemnification Agreement

31.1	Certification of Aeroflex Holding Corp. pursuant to Rules 13a-14(a)/15d-14a as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Chief Executive Officer)

31.2	Certification of Aeroflex Incorporated pursuant to Rules 13a-14(a)/15d-14a as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Chief Executive Officer)

31.3	Certification of Aeroflex Holding Corp. pursuant to Rules 13a-14(a)/15d-14a as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Chief Financial Officer)

31.4	Certification of Aeroflex Incorporated pursuant to Rules 13a-14(a)/15d-14a as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Chief Financial Officer)

31.5	Certification of Aeroflex Holding Corp. pursuant to Rules 13a-14(a)/15d-14a as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Principal Accounting Officer)

31.6	Certification of Aeroflex Incorporated pursuant to Rules 13a-14(a)/15d-14a as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Principal Accounting Officer)

32.1	Certification of Aeroflex Holding Corp. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Chief Executive Officer)

32.2	Certification of Aeroflex Incorporated pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Chief Executive Officer)

32.3	Certification of Aeroflex Holding Corp. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Chief Financial Officer)

32.4	Certification of Aeroflex Incorporated pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Chief Financial Officer)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Aeroflex Holding Corp. and Aeroflex Incorporated have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

AEROFLEX HOLDING CORP.

February 9, 2011	/s/ John Adamovich, Jr.
John Adamovich, Jr.
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

AEROFLEX INCORPORATED

February 9, 2011	/s/ John Adamovich, Jr.
John Adamovich, Jr.
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1	Form of Aeroflex Incorporated Indemnification Agreement

31.1	Certification of Aeroflex Holding Corp. pursuant to Rules 13a-14(a)/15d-14a as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Chief Executive Officer)

31.2	Certification of Aeroflex Incorporated pursuant to Rules 13a-14(a)/15d-14a as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Chief Executive Officer)

31.3	Certification of Aeroflex Holding Corp. pursuant to Rules 13a-14(a)/15d-14a as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Chief Financial Officer)

31.4	Certification of Aeroflex Incorporated pursuant to Rules 13a-14(a)/15d-14a as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Chief Financial Officer)

31.5	Certification of Aeroflex Holding Corp. pursuant to Rules 13a-14(a)/15d-14a as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Principal Accounting Officer)

31.6	Certification of Aeroflex Incorporated pursuant to Rules 13a-14(a)/15d-14a as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Principal Accounting Officer)

32.1	Certification of Aeroflex Holding Corp. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Chief Executive Officer)

32.2	Certification of Aeroflex Incorporated pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Chief Executive Officer)

32.3	Certification of Aeroflex Holding Corp. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Chief Financial Officer)

32.4	Certification of Aeroflex Incorporated pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Chief Financial Officer)