Form 10-Q
period 2011-03-31
AEROFLEX HOLDING CORP.
filed 2011-05-10
CIK 1487990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Aeroflex Holding Corp.      Yes ☒                                                                No ☐
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

Number of shares of common stock outstanding as of May 10, 2011:

Aeroflex Holding Corp. -    84,789,180 shares
Aeroflex Incorporated  -              1,000 shares

Aeroflex Incorporated meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

OVERVIEW

This quarterly report on Form 10-Q for the period ended March 31, 2011 is a combined quarterly report being separately filed by two registrants: Aeroflex Holding Corp. (“Aeroflex Holding”) and Aeroflex Incorporated (“Aeroflex”), a direct wholly-owned subsidiary of Aeroflex Holding.  Unless the context provides otherwise, references to “we,” “our,” “the Company,” or “us” refer collectively to Aeroflex Holding and its subsidiary, Aeroflex, including Aeroflex’s consolidated subsidiaries.

Filing a combined report which contains full financial information of both Aeroflex Holding and its wholly owned subsidiary Aeroflex is both economical and efficient, as Aeroflex Holding is a holding company which does not conduct business operations on its own – i.e., all business operations are conducted by Aeroflex and its consolidated subsidiaries. All assets, liabilities, income, expenses and cash flows presented for all periods represent those of Aeroflex and its subsidiaries, except for activity related to Aeroflex Holding’s equity and earnings per share. Aeroflex Holding’s only asset is its investment in Aeroflex. As such, other than any discussions of liquidity and capital resources (including indebtedness and cash flows), equity and earnings per share, controls and procedures, unregistered sales of equity securities, use of proceeds and any material differences between Aeroflex Holding and Aeroflex which would require separate disclosures, all information presented in this quarterly report will be combined and pertain to both Aeroflex Holding and Aeroflex.

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

On November 19, 2010, Aeroflex Holding consummated an initial public offering (“IPO”) of common stock in which it sold 19,789,180 shares of common stock, par value of $.01 per share, at a price of $13.50 per share. Aeroflex Holding received net proceeds of $244.0 million from the IPO, after deducting underwriting discounts and offering expenses, including a $2.5 million transaction fee which was paid to affiliates of the Sponsors under the advisory agreement with them for services directly attributable to the equity offering (“Transaction Fee”).  Aeroflex Holding used the net proceeds of the IPO to make a capital contribution to Aeroflex.  In connection with the IPO, Aeroflex:

•	Repurchased an aggregate of $186.6 million of its senior unsecured notes and senior subordinated unsecured term loans and paid the tender premiums and expenses related thereto;

•
Paid a $16.9 million termination fee to affiliates of the Sponsors to terminate the advisory agreement with them, which, including the related write-off of prepaid advisory fees, resulted in an $18.1 million expense (“Termination Fee”); and

•	Amended its senior secured credit facility, for which a $3.3 million fee was paid to the lenders.

AEROFLEX HOLDING CORP.
AND SUBSIDIARIES

INDEX

		PAGE
	PART I: FINANCIAL INFORMATION

Item 1	FINANCIAL STATEMENTS OF AEROFLEX HOLDING CORP. AND SUBSIDIARIES
	Unaudited Condensed Consolidated Balance Sheets
	March 31, 2011 and June 30, 2010	2

	Unaudited Condensed Consolidated Statements Of Operations
	Three Months Ended March 31, 2011 and 2010	3
	Nine Months Ended March 31, 2011 and 2010	4

	Unaudited Condensed Consolidated Statement Of Stockholders’ Equity and Comprehensive Income (Loss)
	Nine Months Ended March 31, 2011	5

	Unaudited Condensed Consolidated Statements Of Cash Flows
	Nine Months Ended March 31, 2011 and 2010	6

	FINANCIAL STATEMENTS OF AEROFLEX INCORPORATED AND SUBSIDIARIES
	Unaudited Condensed Consolidated Balance Sheets
	March 31, 2011 and June 30, 2010	7

	Unaudited Condensed Consolidated Statements Of Operations
	Three Months Ended March 31, 2011 and 2010	8
	Nine Months Ended March 31, 2011 and 2010	9

	Unaudited Condensed Consolidated Statement Of Stockholder’s Equity and Comprehensive Income (Loss)
	Nine Months Ended March 31, 2011	10

	Unaudited Condensed Consolidated Statements Of Cash Flows
	Nine Months Ended March 31, 2011 and 2010	11

	COMBINED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	12 – 36

Item 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
	Three and Nine Months Ended March 31, 2011 and 2010	36 – 51

Item 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	51

Item 4	CONTROLS AND PROCEDURES	52

	PART II: OTHER INFORMATION

Item 1	LEGAL PROCEEDINGS	52

Item 1A	RISK FACTORS	53

Item 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	53

Item 3	DEFAULTS UPON SENIOR SECURITIES	53

Item 4	[REMOVED AND RESERVED]	53

Item 5	OTHER INFORMATION	53

Item 6	EXHIBITS	53

SIGNATURE		55

EXHIBIT INDEX		56

CERTIFICATIONS		57 - 66

Aeroflex Holding Corp. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except share and per share data )

	March 31,	June 30,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$67,152	$100,663
Accounts receivable, less allowance for doubtful accounts of $1,213 and $1,821	158,382	141,595
Inventories	171,212	126,568
Deferred income taxes	25,903	28,018
Prepaid expenses and other current assets	13,212	10,983
Total current assets	435,861	407,827

Property, plant and equipment, net of accumulated depreciation of $71,672 and $60,755	101,776	101,662
Non-current marketable securities, net	-	9,769
Deferred financing costs, net	16,298	20,983
Other assets	28,516	21,818
Intangible assets with definite lives, net	199,449	238,313
Intangible assets with indefinite lives	114,689	109,894
Goodwill	460,664	445,874

Total assets	$1,357,253	$1,356,140

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$360	$21,817
Accounts payable	47,240	28,803
Advance payments by customers and deferred revenue	31,519	30,741
Income taxes payable	1,323	4,615
Accrued payroll expenses	22,717	23,082
Accrued expenses and other current liabilities	43,616	58,817
Total current liabilities	146,775	167,875

Long-term debt	695,908	880,030
Deferred income taxes	92,511	138,849
Defined benefit plan obligations	5,526	5,763
Other long-term liabilities	12,830	12,639
Total liabilities	953,550	1,205,156

Stockholders’ equity:
Preferred stock $.01 par value; 50,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $.01 per share; 300,000,000 shares authorized; 84,789,180 and 65,000,000 shares issued and outstanding	848	650
Additional paid-in capital	643,600	398,291
Accumulated other comprehensive income (loss)	(33,270)	(53,575)
Accumulated deficit	(207,475)	(194,382)
Total stockholders’ equity	403,703	150,984

Total liabilities and stockholders’ equity	$1,357,253	$1,356,140

See combined notes to unaudited condensed consolidated financial statements.

Aeroflex Holding Corp. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Net sales	$193,219	$168,435
Cost of sales	86,861	78,135
Gross profit	106,358	90,300

Selling, general and administrative costs	38,265	31,285
Research and development costs	24,663	20,844
Amortization of acquired intangibles	15,900	15,408
Restructuring charges	2,698	105
	81,526	67,642
Operating income	24,832	22,658

Other income (expense):
Interest expense	(13,852)	(20,815)
Other income (expense), net	(119)	222
Total other income (expense)	(13,971)	(20,593)

Income before income taxes	10,861	2,065
Provision (benefit) for income taxes	6,734	(791)

Net income	$4,127	$2,856

Net income per common share - Basic	$0.05	$0.04

Weighted average number of common shares outstanding - Basic	84,789	65,000

See combined notes to unaudited condensed consolidated financial statements.

Aeroflex Holding Corp. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Nine Months Ended March 31,
	2011	2010
Net sales	$530,729	$465,290
Cost of sales	249,705	223,259
Gross profit	281,024	242,031

Selling, general and administrative costs	113,234	92,988
Research and development costs	68,477	55,286
Amortization of acquired intangibles	47,706	46,527
Termination of Sponsor Advisory Agreement	18,133	-
Restructuring charges	10,790	356
Loss on liquidation of foreign subsidiary	-	7,696
	258,340	202,853
Operating income	22,684	39,178

Other income (expense):
Interest expense	(55,803)	(63,272)
Loss on extinguishment of debt	(25,178)	-
Gain from a bargain purchase of a business	173	-
Other income (expense), net	(526)	701
Total other income (expense)	(81,334)	(62,571)

Income (loss) before income taxes	(58,650)	(23,393)
Provision (benefit) for income taxes	(45,557)	4,908

Net income (loss)	$(13,093)	$(28,301)

Net income (loss) per common share - Basic	$(0.18)	$(0.44)

Weighted average number of common shares outstanding - Basic	74,608	65,000

See combined notes to unaudited condensed consolidated financial statements.

Aeroflex Holding Corp. and Subsidiaries
Unaudited Condensed Consolidated Statement of Stockholders' Equity
and Comprehensive Income (Loss)
(In thousands)

					Accumulated
				Additional	Other
		Common Stock		Paid-in	Comprehensive	Accumulated	Comprehensive
	Total	Shares	Par Value	Capital	Income(Loss)	Deficit	Income (Loss)
Balance, June 30, 2010	$150,984	65,000	$650	$398,291	$(53,575)	$(194,382)
Proceeds from issuance of common stock	244,021	19,789	198	243,823	-	-
Share-based compensation	1,655	-	-	1,655	-	-
Other changes	(169)	-	-	(169)	-	-
Other comprehensive income (loss)	20,305	-	-	-	20,305	-	$20,305
Net income (loss)	(13,093)	-	-	-	-	(13,093)	(13,093)
Balance, March 31, 2011	$403,703	84,789	$848	$643,600	$(33,270)	$(207,475)	$7,212

See combined notes to unaudited condensed consolidated financial statements.

Aeroflex Holding Corp. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended March 31,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$(13,093)	$(28,301)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	62,426	62,178
Gain from a bargain purchase of a business	(173)	-
Acquisition related adjustment to cost of sales	998	246
Loss on liquidation of foreign subsidiary	-	7,696
Loss on extinguishment of debt	25,178	-
Deferred income taxes	(52,317)	(1,286)
Share-based compensation	1,655	1,563
Non - cash restructuring charges	4,860	-
Amortization of deferred financing costs	3,976	3,579
Paid in kind interest	2,434	13,377
Other, net	496	758
Change in operating assets and liabilities, net of effects from purchases of businesses:
Decrease (increase) in accounts receivable	(10,890)	10,754
Decrease (increase) in inventories	(39,936)	4,450
Decrease (increase) in prepaid expenses and other assets	(8,142)	(2,711)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	4,430	(20,053)

Net cash provided by (used in) operating activities	(18,098)	52,250

Cash flows from investing activities:
Payments for purchase of businesses, net of cash acquired	(23,593)	(4,000)
Capital expenditures	(17,132)	(13,176)
Proceeds from sale of marketable securities	10,357	8,580
Proceeds from the sale of property, plant and equipment	819	1,021
Other, net	-	(12)

Net cash provided by (used in) investing activities	(29,549)	(7,587)

Cash flows from financing activities:
Net proceeds from issuance of common stock	244,021	-
Repurchase of senior unsecured notes and senior subordinated unsecured term loans, including premiums and fees	(207,690)	-
Debt repayments	(21,458)	(4,012)
Debt financing costs	(3,332)	-

Net cash provided by (used in) financing activities	11,541	(4,012)
Effect of exchange rate changes on cash and cash equivalents	2,595	(2,051)

Net increase (decrease) in cash and cash equivalents	(33,511)	38,600
Cash and cash equivalents at beginning of period	100,663	57,748
Cash and cash equivalents at end of period	$67,152	$96,348

See combined notes to unaudited condensed consolidated financial statements.

Aeroflex Incorporated and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except share and per share data )

	March 31,	June 30,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$67,152	$100,663
Accounts receivable, less allowance for doubtful accounts of $1,213 and $1,821	158,382	141,595
Inventories	171,212	126,568
Deferred income taxes	25,903	28,018
Prepaid expenses and other current assets	13,212	10,983
Total current assets	435,861	407,827

Property, plant and equipment, net of accumulated depreciation of $71,672 and $60,755	101,776	101,662
Non-current marketable securities, net	-	9,769
Deferred financing costs, net	16,298	20,983
Other assets	28,516	21,818
Intangible assets with definite lives, net	199,449	238,313
Intangible assets with indefinite lives	114,689	109,894
Goodwill	460,664	445,874

Total assets	$1,357,253	$1,356,140

Liabilities and Stockholder’s Equity
Current liabilities:
Current portion of long-term debt	$360	$21,817
Accounts payable	47,240	28,803
Advance payments by customers and deferred revenue	31,519	30,741
Income taxes payable	1,323	4,615
Accrued payroll expenses	22,717	23,082
Accrued expenses and other current liabilities	43,616	58,817
Total current liabilities	146,775	167,875

Long-term debt	695,908	880,030
Deferred income taxes	92,511	138,849
Defined benefit plan obligations	5,526	5,763
Other long-term liabilities	12,830	12,639
Total liabilities	953,550	1,205,156

Stockholder’s equity:
Common stock, par value $.10 per share; 1,000 shares authorized, issued and outstanding	-	-
Additional paid-in capital	644,448	398,941
Accumulated other comprehensive income (loss)	(33,270)	(53,575)
Accumulated deficit	(207,475)	(194,382)
Total stockholder’s equity	403,703	150,984

Total liabilities and stockholder’s equity	$1,357,253	$1,356,140

See combined notes to unaudited condensed consolidated financial statements.

Aeroflex Incorporated and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(In thousands)

	Three Months Ended March 31,
	2011	2010
Net sales	$193,219	$168,435
Cost of sales	86,861	78,135
Gross profit	106,358	90,300

Selling, general and administrative costs	38,265	31,285
Research and development costs	24,663	20,844
Amortization of acquired intangibles	15,900	15,408
Restructuring charges	2,698	105
	81,526	67,642
Operating income	24,832	22,658

Other income (expense):
Interest expense	(13,852)	(20,815)
Other income (expense), net	(119)	222
Total other income (expense)	(13,971)	(20,593)

Income before income taxes	10,861	2,065
Provision (benefit) for income taxes	6,734	(791)

Net income	$4,127	$2,856

See combined notes to unaudited condensed consolidated financial statements.

Aeroflex Incorporated and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(In thousands)

	Nine Months Ended March 31,
	2011	2010
Net sales	$530,729	$465,290
Cost of sales	249,705	223,259
Gross profit	281,024	242,031

Selling, general and administrative costs	113,234	92,988
Research and development costs	68,477	55,286
Amortization of acquired intangibles	47,706	46,527
Termination of Sponsor Advisory Agreement	18,133	-
Restructuring charges	10,790	356
Loss on liquidation of foreign subsidiary	-	7,696
	258,340	202,853
Operating income	22,684	39,178

Other income (expense):
Interest expense	(55,803)	(63,272)
Loss on extinguishment of debt	(25,178)	-
Gain from a bargain purchase of a business	173	-
Other income (expense), net	(526)	701
Total other income (expense)	(81,334)	(62,571)

Income (loss) before income taxes	(58,650)	(23,393)
Provision (benefit) for income taxes	(45,557)	4,908

Net income (loss)	$(13,093)	$(28,301)

See combined notes to unaudited condensed consolidated financial statements.

Aeroflex Incorporated and Subsidiaries
Unaudited Condensed Consolidated Statement of Stockholder's Equity
and Comprehensive Income (Loss)
(In thousands)

					Accumulated
				Additional	Other
		Common Stock		Paid-in	Comprehensive	Accumulated	Comprehensive
	Total	Shares	Par Value	Capital	Income(Loss)	Deficit	Income (Loss)
Balance, June 30, 2010	$150,984	1	$-	$398,941	$(53,575)	$(194,382)
Proceeds from capital contribution from Aeroflex Holding	244,021	-	-	244,021	-	-
Share-based compensation	1,655	-	-	1,655	-	-
Other changes	(169)	-	-	(169)	-	-
Other comprehensive income (loss)	20,305	-	-	-	20,305	-	$20,305
Net income (loss)	(13,093)	-	-	-	-	(13,093)	(13,093)
Balance, March 31, 2011	$403,703	1	$-	$644,448	$(33,270)	$(207,475)	$7,212

See combined notes to unaudited condensed consolidated financial statements.

Aeroflex Incorporated and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(13,093)	$(28,301)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	62,426	62,178
Gain from a bargain purchase of a business	(173)	-
Acquisition related adjustment to cost of sales	998	246
Loss on liquidation of foreign subsidiary	-	7,696
Loss on extinguishment of debt	25,178	-
Deferred income taxes	(52,317)	(1,286)
Share-based compensation	1,655	1,563
Non - cash restructuring charges	4,860	-
Amortization of deferred financing costs	3,976	3,579
Paid in kind interest	2,434	13,377
Other, net	496	758
Change in operating assets and liabilities, net of effects from purchases of businesses:
Decrease (increase) in accounts receivable	(10,890)	10,754
Decrease (increase) in inventories	(39,936)	4,450
Decrease (increase) in prepaid expenses and other assets	(8,142)	(2,711)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	4,430	(20,053)

Net cash provided by (used in) operating activities	(18,098)	52,250

Cash flows from investing activities:
Payments for purchase of businesses, net of cash acquired	(23,593)	(4,000)
Capital expenditures	(17,132)	(13,176)
Proceeds from sale of marketable securities	10,357	8,580
Proceeds from the sale of property, plant and equipment	819	1,021
Other, net	-	(12)

Net cash provided by (used in) investing activities	(29,549)	(7,587)

Cash flows from financing activities:
Capital contribution from Aeroflex Holding	244,021	-
Repurchase of senior unsecured notes and senior subordinated unsecured term loans, including premiums and fees	(207,690)	-
Debt repayments	(21,458)	(4,012)
Debt financing costs	(3,332)	-

Net cash provided by (used in) financing activities	11,541	(4,012)
Effect of exchange rate changes on cash and cash equivalents	2,595	(2,051)

Net increase (decrease) in cash and cash equivalents	(33,511)	38,600
Cash and cash equivalents at beginning of period	100,663	57,748
Cash and cash equivalents at end of period	$67,152	$96,348

See combined notes to unaudited condensed consolidated financial statements.

COMBINED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

Stock Split, Initial Public Offering and Use of Proceeds

This quarterly report for the period ended March 31, 2011 is a combined quarterly report being separately filed by two registrants: Aeroflex Holding Corp. (“Aeroflex Holding”) and Aeroflex Incorporated (“Aeroflex”), a direct wholly-owned subsidiary of Aeroflex Holding.  Unless the context provides otherwise, references to “we,” “our,” “the Company,” or “us” refer collectively to Aeroflex Holding and its subsidiary, Aeroflex, including Aeroflex’s consolidated subsidiaries.

Filing a combined report which contains full financial information of both Aeroflex Holding and its wholly owned subsidiary Aeroflex is both economical and efficient, as Aeroflex Holding is a holding company which does not conduct business operations on its own – i.e., all business operations are conducted by Aeroflex and its consolidated subsidiaries. All assets, liabilities, income, expenses and cash flows presented for all periods represent those of Aeroflex and its subsidiaries, except for activity related to Aeroflex Holding’s equity and earnings per share. Aeroflex Holding’s only asset is its investment in Aeroflex.  As such, other than any discussions of liquidity and capital resources (including indebtedness and cash flows), equity and earnings per share, use of proceeds and any material differences between Aeroflex Holding and Aeroflex which would require separate disclosures, all information presented in these notes to the unaudited condensed consolidated financial statements pertains to both Aeroflex Holding and Aeroflex.

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

On November 19, 2010, Aeroflex Holding consummated an initial public offering (“IPO”) of common stock in which it sold 19,789,180 shares of common stock, par value of $.01 per share, at a price of $13.50 per share. Aeroflex Holding received net proceeds of $244.0 million from the IPO, after deducting underwriting discounts and offering expenses, including a $2.5 million transaction fee which was paid to affiliates of the Sponsors under the advisory agreement with them for services directly attributable to the equity offering (“Transaction Fee”).  Aeroflex Holding used the net proceeds of the IPO to make a capital contribution to Aeroflex.  In connection with the IPO, Aeroflex:

•	Repurchased an aggregate of $186.6 million of its senior unsecured notes and senior subordinated unsecured term loans and paid the tender premiums and expenses related thereto;

•
Paid a $16.9 million termination fee to affiliates of the Sponsors to terminate the advisory agreement with them, which, including the related write-off of prepaid advisory fees, resulted in an $18.1 million expense (“Termination Fee”); and

•	Amended its senior secured credit facility, for which a $3.3 million fee was paid to the lenders.

Basis of Accounting

The accompanying unaudited condensed consolidated financial information of Aeroflex Holding and Aeroflex has been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”), and reflects all adjustments, consisting only of normal recurring adjustments, which in management’s opinion are necessary to state fairly the Company’s financial position as of March 31, 2011, the results of operations for the three and nine month periods ended March 31, 2011 and 2010 and the cash flows for the nine month periods ended March 31, 2011 and 2010. The June 30, 2010 balance sheet information has been derived from audited financial statements, but does not include all information or disclosures required by U.S. GAAP.

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

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in Aeroflex Holding’s amended registration statement on Form S-1 filed with the SEC on November 9, 2010 (“Aeroflex Holding’s Registration Statement”) and in Aeroflex’s annual report on Form 10-K for the fiscal year ended June 30, 2010 (“Aeroflex’s Fiscal 2010 Form 10-K”).

The accompanying condensed consolidated financial statements of Aeroflex Holding are essentially identical to the accompanying condensed consolidated financial statements of Aeroflex, with the following significant exceptions:  Aeroflex Holding has 84,789,180 shares of common stock outstanding at a par value of $.01 per share, of which 65,000,000 shares (as a result of the 65,000,000 for 1 stock split on November 18, 2010) are held by one shareholder and 19,789,180 shares are held by public shareholders by virtue of the IPO on November 19, 2010, which resulted in net proceeds of $244.0 million after deducting underwriting discounts and offering expenses, whereas Aeroflex has 1,000 shares of common stock outstanding at a par value of $.10 per share, all of which are held by Aeroflex Holding, and Aeroflex received a capital contribution of $244.0 million from Aeroflex Holding from the net proceeds of the IPO. The combined notes to the condensed consolidated financial statements are essentially identical for Aeroflex Holding and Aeroflex, except as noted.

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

3.    Acquisitions of Businesses and Intangible Assets

Test Evolution Corporation

On October 1, 2007, we purchased 40% of the outstanding stock of Test Evolution Corporation, or TEC, for $4.0 million. TEC, located in Massachusetts, develops and manufactures digital, analog and RF semiconductor automated test equipment. We determined that we have control of this company and have consolidated TEC’s assets and liabilities and results of operations, all of which were insignificant, into our financial statements commencing October 1, 2007. On August 5, 2010, we invested another $2.0 million in TEC and, as a result of this and other capital transactions, our ownership interest is approximately 51%. The amounts attributable to the non-controlling interest in TEC’s equity and results of operations are not material to our consolidated financial statements and have been included in other long-term liabilities and other income (expense), respectively.  TEC is included in our Test Solutions segment.

Radiation Assured Devices

On June 30, 2010, we acquired 100% of the stock of Radiation Assured Devices, Inc., or  RAD, for $14.0 million in cash, plus contingent payments equal to 50% of the acquired company’s EBITDA (as defined in the agreement) for the five year period of fiscal 2011 to fiscal 2015, provided certain EBITDA thresholds are met.  The fair value of the contingent consideration as of June 30, 2010 was $7.1 million and was reflected in other long-term liabilities and considered in the allocation of the purchase price.  The fair value of the contingent consideration as of March 31, 2011 was $8.3 million, of which $1.4 million was reflected in accrued expenses and other current liabilities and $6.9 million was reflected in other long-term liabilities. The increase in the fair value of the contingent consideration was $409,000 and $1.2 million for the three and nine months ended March 31, 2011, respectively, and was recorded in selling, general and administrative costs. RAD, located in Colorado Springs, Colorado, uses commercial and specialty technologies to provide state of the art radiation engineering and qualification services, as well as to produce radiation hardened products for commercial and military spaceborne electronics.  RAD is included in our Microelectronic Solutions segment.

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

We allocated the purchase price based on the estimated fair value of the assets acquired and liabilities assumed as follows:

(In thousands)
Current assets (excluding cash of $15)	$4,899
Property, plant and equipment	1,156
Other assets	60
Customer related intangibles	5,680
Non-compete arrangements	30
Tradenames	3,010
Goodwill	10,057
Total assets acquired	24,892
Current liabilities	(2,895)
Deferred taxes	(3,576)
Total liabilities assumed	(6,471)
Net assets acquired	$18,421

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

Cash Paid for the Purchase of Businesses

For the nine months ended March 31, 2011, we had net cash outlays of $23.6 million for the purchase of businesses, net of cash acquired.  This was primarily comprised of $18.4 million for the purchase of ACC and $5.6 million of contingent consideration payments ($4.6 million for Gaisler Research AB, acquired on June 30, 2008 and $1.0 million for Airflyte Electronics Company, acquired on June 26, 2009), partially offset by working capital adjustment refunds for prior year acquisitions.

Intangible Assets with Definite Lives

The components of amortizable intangible assets were as follows:

	March 31, 2011		June 30, 2010
	(In thousands)
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Developed technology	$200,791	$121,997	$197,422	$94,672
Customer related intangibles	229,297	115,342	222,026	94,656
Non-compete arrangements	10,443	5,942	10,087	4,420
Tradenames	3,396	1,197	3,184	658
Total	$443,927	$244,478	$432,719	$194,406

4.    Restructuring Charges

The following table sets forth the charges and payments related to the restructuring liability for the period indicated:

	Balance June 30, 2010	Nine Months Ended March 31, 2011			Balance March 31, 2011
	Restructuring Liability	Net Additions	Cash Payments	Effect of foreign currency	Restructuring Liability
	(In thousands)
Work force reduction	$172	$4,936	$(3,140)	$64	$2,032
Closure of facilities	632	994	(1,181)	50	495
Total	$804	$5,930	$(4,321)	$114	$2,527

Restructuring charges for the nine months ended March 31, 2011 amounted to $10.8 million, consisting of (a) $5.9 million of severance and facility closure costs in connection with continued consolidation activities related to certain manufacturing operations located in Europe and one of our domestic components facilities located in Whippany, New Jersey, and (b) a $4.9 million impairment charge based on the fair value of the Whippany, New Jersey facility we intend to sell.

5.    Net Income (Loss) Per Common Share

The consolidated statements of operations for Aeroflex Holding present only basic net income (loss) per common share, as it does not have any potentially dilutive securities. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.

Earnings per share information is not presented for Aeroflex because, as a wholly-owned subsidiary of Aeroflex Holding, such information is not relevant.

6.    Inventories

Inventories consisted of the following:

	March 31,	June 30,
	2011	2010
	(In thousands)
Raw materials	$93,272	$61,278
Work in process	55,858	44,022
Finished goods	22,082	21,268
	$171,212	$126,568

7.    Derivative Financial Instruments

We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. When deemed appropriate to do so, we enter into interest rate swap derivatives to manage the effects of interest rate movements on portions of Aeroflex’s debt. We routinely enter into foreign currency forward contracts, not designated as hedging instruments, to protect us from fluctuations in exchange rates.

The fair values of our derivative financial instruments included in the consolidated balance sheets as of March 31, 2011 and June 30, 2010 are as follows:

	Asset (Liability) Derivatives
	March 31, 2011		June 30, 2010
	Balance Sheet	Fair	Balance Sheet	Fair
(In thousands)	Location	Value(1)	Location	Value(1)
Derivatives designated as hedging
instruments:
Interest rate swap contracts	Accrued expenses and		Accrued expenses and
	other current liabilities	$-	other current liabilities	$(6,613)

Derivatives not designated as
hedging instruments:
Foreign currency forward contracts	Prepaid expenses and		Accrued expenses and
	other current assets	3	other current liabilities	(293)

Total derivatives, net		$3		$(6,906)

(1) See Note 8 for further information about how the fair values of derivative assets and liabilities are determined.

The gains and losses related to our derivative financial instruments designated as hedging instruments for the three and nine months ended March 31, 2011 and 2010 were as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized on Derivatives in Other Comprehensive Income (Effective Portion) (1)
	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
	(In thousands)
Interest rate swap contracts	$-	$(1,279)	$(612)	$(5,550)

Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion) (1)
	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
	(In thousands)
Interest expense	$(1,033)	$(3,666)	$(7,225)	$(10,848)

(1) See Note 11 for additional information on changes to accumulated other comprehensive income (loss).

The amounts of the gains and losses related to our derivative financial instruments not designated as hedging instruments for the three and nine months ended March 31, 2011 and 2010 were as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Earnings on Derivative	Amount of Gain or (Loss) Recognized in Earnings on Derivative
		Three Months Ended March 31,		Nine Months Ended March 31,
		2011	2010	2011	2010
		(In thousands)
Foreign currency forward contracts	Other income (expense)	$(15)	$410	$296	$641

Interest Rate Swap Cash-Flow Hedges

We enter into interest rate swap contracts with counterparties that are rated investment grade to manage the effects of interest rate movements on portions of our debt. Such contracts effectively fix the borrowing rates on floating rate debt to limit the exposure against the risk of rising rates.  We do not enter into interest rate swap contracts for speculative purposes. Our interest rate swap contracts that were outstanding as of June 30, 2010, all of which were entered into in fiscal 2008 for an aggregate notional amount of $425.0 million, matured during the nine months ended March 31, 2011.  As of March 31, 2011 we have not entered into new interest rate swap contracts.

       Foreign Currency Contract Derivatives

Foreign currency contracts are used to protect us from fluctuations in exchange rates. We enter into foreign currency contracts, which are not designated as hedges. The change in fair value is included in other income (expense) as it occurs. As of March 31, 2011, we had $50.3 million of notional value foreign currency forward contracts maturing through April 29, 2011. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts.

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

The following table presents for each hierarchy level, financial assets and liabilities measured at fair value on a recurring basis:

As of March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
Foreign currency forward contracts	$-	$3	$-	$3

As of June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
Non-current marketable securities	$-	$-	$9,769	$9,769
Liabilities:
Foreign currency forward contracts	$-	$293	$-	$293
Interest rate swap contracts	-	6,613	-	6,613
Total Liabilities	$-	$6,906	$-	$6,906

The following table presents the changes in the carrying value of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended March 31, 2011:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Auction Rate Securities
(In thousands)
Balance at June 30, 2010	$9,769
Sold at par	(2,000)
Transfer to Level 2	(9,045)
Transfer of unrealized loss from accumulated other comprehensive income (loss) to realized loss recorded in other expense	688
Unrealized gain (loss) in accumulated other comprehensive income (loss)	588
Balance at March 31, 2011	$-

Marketable Securities – In December 2010, $2.0 million of our auction rate securities were sold at par.  In January 2011, the remaining $9.0 million of our auction rate securities were sold at an average of 92.4% of par. The resulting $688,000 realized loss was recorded in the statement of operations for the nine months ended March 31, 2011.

Foreign Currency Forward Contracts – The fair values of our foreign currency forward contracts were determined using a pricing model with all significant inputs based on observable market data such as measurement date spot and forward rates.

Interest Rate Swap Contracts – The fair values of our interest rate swap contracts were based on valuations received from the counterparties and corroborated by measurement date equivalent swap rates.

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

On November 4, 2010, Aeroflex amended its senior secured credit facility, for which it paid a $3.3 million fee to the lenders which was recorded as deferred financing costs and $579,000 of other costs that were expensed as incurred, which allowed Aeroflex to, among other things:

•
increase the amount of cash it can spend for acquisitions of businesses from $20 million per year and a $100 million aggregate amount, to $200 million in the aggregate (with no annual limit), from the effective date of the amendment to the credit facility maturity date, August 15, 2014;

•
pay certain fees to affiliates of our Sponsors upon the completion of the Aeroflex Holding IPO.  These fees were paid on November 24, 2010, and consisted of the $2.5 million Transaction Fee for services directly attributable to the equity offering, which was recorded as a reduction of additional paid-in capital, and the $16.9 million Termination Fee. The Termination Fee, when combined with the related write-off of prepaid advisory fees, amounted to an $18.1 million expense which is reported in the statement of operations as Termination of Sponsor Advisory Agreement; and

•
base its interest rate margin above LIBOR on a grid, with reference to its current credit rating. This increased the interest rate margin by 75 basis points for all tranches of debt within the secured credit facility.

The fair values of Aeroflex’s debt instruments are summarized as follows:

	March 31, 2011
	Carrying	Estimated
	Amount	Fair Value
	(In thousands)
Senior secured credit facility B-1 term loan	$372,651	$374,515
Senior secured B-2 term loan	116,454	116,454
Senior unsecured notes	192,845	209,237
Senior subordinated unsecured term loan	13,573	14,913
Other	745	745
Total debt	$696,268	$715,864

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

As of March 31, 2011, Aeroflex is in compliance with all of the covenants contained in the loan agreements.

Interest paid was $56.7 million and $52.8 million for the nine months ended March 31, 2011 and 2010, respectively. Accrued interest of $5.7 million and $13.9 million was included in accrued expenses and other current liabilities at March 31, 2011 and June 30, 2010, respectively.

On May 9, 2011, Aeroflex entered into a new senior secured credit facility with various lenders, consisting of a senior secured term loan facility of $725.0 million and a senior secured revolving credit facility of $75.0 million, to refinance $695.5 million of its outstanding debt.  See Note 16 for additional information on the debt refinancing.

10.  Loss on Liquidation of Foreign Subsidiary

In connection with the 2003 acquisition of one of our wireless businesses in the U.K., we set up a foreign partnership to finance the acquisition.  We invested $19.5 million in the partnership and the partnership advanced those funds to our foreign holding company in the form of a loan, the proceeds of which were used for the acquisition.

During the nine months ended March 31, 2010, the loan was fully repaid to the partnership, with interest, and we received a return of capital and dividends.  The partnership has been substantially liquidated.

As a result of changes in foreign currency rates, there was a cumulative translation adjustment of $7.7 million remaining after substantially all of the assets were returned to us and substantially all of the liabilities were satisfied.  In accordance with U.S. GAAP, this remaining cumulative translation adjustment has been expensed in the period during which the substantial liquidation of the partnership occurred and presented as a non-cash loss on liquidation of foreign subsidiary in our Condensed Consolidated Statement of Operations for the nine months ended March 31, 2010.  This loss was not deductible for income tax purposes.

11.  Comprehensive Income

The components of comprehensive income (loss) were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
(In thousands)
Net income (loss)	$4,127	$2,856	$(13,093)	$(28,301)
Increase (decrease) in fair value of
interest rate swap contracts, net of tax
provision (benefit) of $401, $927,
$2,567 and $2,013	632	1,460	4,046	3,285
Valuation allowance against
non-current marketable securities	-	780	1,276	1,002
Foreign currency translation adjustment,
net of tax provision (benefit) of $0, $(1,033),
$625 and $(416)	7,200	(7,890)	14,983	(1,877)
Total comprehensive income (loss)	$11,959	$(2,794)	$7,212	$(25,891)

Accumulated other comprehensive income (loss) was as follows:

	Unrealized	Valuation
	Gain (Loss)	Allowance	Minimum	Foreign
	on Interest	Against	Pension	Currency
	Rate Swap	Non-Current	Liability	Translation
	Contracts	Marketable	Adjustment	Adjustment	Total
	(net of tax)	Securities	(net of tax)	(net of tax)	(net of tax)
	(In thousands)

Balance, June 30, 2010	$(4,046)	$(1,276)	$(773)	$(47,480)	$(53,575)
Nine months' activity	4,046	1,276	-	14,983	20,305
Balance, March 31, 2011	$-	$-	$(773)	$(32,497)	$(33,270)

The valuation allowance for non-current marketable securities was not adjusted for income taxes as it would have created a capital loss carryforward upon realization for which we would have recorded a valuation allowance against the related deferred tax asset.

Although, as of March 31, 2011, deferred U.S. income taxes have been provided on certain undistributed foreign earnings of a U.K. limited partnership subsidiary, we have not recorded a deferred U.S. income tax on the foreign currency translation adjustment since only an insignificant amount relates to that subsidiary.

12.  Legal Matters

In March 2005, we sold the net assets of our shock and vibration control device manufacturing business, which we refer to as VMC. Under the terms of the sale agreements, we retained certain liabilities relating to adverse environmental conditions that existed at the premises occupied by VMC as of the date of sale. We recorded a liability for the estimated remediation costs related to adverse environmental conditions that existed at the VMC premises when it was sold. The accrued environmental liability at March 31, 2011 was $1.4 million, of which $322,000 was expected to be paid within one year.

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

At this time it is not possible to determine whether any fines or other penalties will be asserted against us or the materiality of the outcome of any of these ITAR matters.

We are also involved in various other claims and legal actions that arise in the ordinary course of business. We do not believe that the ultimate resolution of any of these actions will have a material adverse effect on our business, results of operations, financial position, liquidity or capital resources.

13.  Business Segments

We are a global provider of radio frequency, or RF, and microwave integrated circuits, components and systems used in the design, development and maintenance of technically demanding, high-performance wireless communication systems. Our solutions include highly specialized microelectronic components and test and measurement equipment used by companies in the space, avionics, defense, commercial wireless communications, medical and other markets. Approximately 26% and 32% of our sales for the three months ended March 31, 2011 and 2010, respectively, and 29% and 33% for the nine months ended March 31, 2011 and 2010 were to agencies of the United States government or to prime defense contractors or subcontractors of the United States government. No customer constituted more than 10% of sales during any of the periods presented. Inter-segment sales were not material and have been eliminated from the tables below.

The majority of our operations are located in the United States. We also have operations in Europe and Asia, with our most significant foreign operations in the U.K.  Net sales from facilities located in the U.K. were approximately $47.5 million and $48.9 million for the three months ended March 31, 2011 and 2010 and $128.0 million and $120.0 million for the nine months ended March 31, 2011 and 2010, respectively.  Total assets of the U.K. operations were $188.3 million as of March 31, 2011 and $159.9 million as of June 30, 2010.

Net sales, based on the customers’ locations, attributed to the United States and other regions were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(In thousands)
United States of America	$101,533	$94,700	$291,364	$267,089
Europe and Middle East	40,623	40,975	105,281	103,684
Asia and Australia	44,726	29,550	117,841	85,655
Other regions	6,337	3,210	16,243	8,862
	$193,219	$168,435	$530,729	$465,290

We organize our operations into two segments: Aeroflex Microelectronics Solutions, or AMS and Aeroflex Test Solutions, ATS. We engineer, manufacture and market a diverse range of products in each of our segments.

AMS offers a broad range of microelectronics products and is a leading provider of high-performance, high reliability specialty microelectronics components. Its products include high reliability, or HiRel, microelectronics/semiconductors, RF and microwave components, mixed-signal/digital ASICs and motion control products. ATS is a leading provider of a broad line of specialized test and measurement hardware and software products. Its products include wireless test equipment, military radio and private mobile radio test equipment, avionics test equipment, synthetic test equipment and other general purpose test equipment.

Selected financial data by segment is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(In thousands)

Net sales
Microelectronic solutions ("AMS")	$97,856	$83,418	$264,386	$229,939
Test solutions ("ATS")	95,363	85,017	266,343	235,351
Net sales	$193,219	$168,435	$530,729	$465,290

Segment adjusted operating income
- AMS	$28,796	$23,029	$70,625	$59,940
- ATS	18,996	19,005	43,024	47,156
- General corporate expense	(3,233)	(2,189)	(8,496)	(7,378)
Adjusted operating income	44,559	39,845	105,153	99,718

Amortization of acquired intangibles
- AMS	(9,220)	(8,733)	(27,676)	(26,312)
- ATS	(6,680)	(6,675)	(20,030)	(20,215)
Share-based compensation
- Corporate	(629)	(518)	(1,655)	(1,563)
Restructuring charges
- AMS	(797)	-	(6,928)	-
- ATS	(1,901)	(105)	(3,862)	(356)
Business acquisition costs
- Corporate	-	-	(282)	-
Merger related expenses - Corporate	-	(647)	(1,222)	(2,111)
Termination of Sponsor Advisory
Agreement - Corporate	-	-	(18,133)	-
Loss on liquidation of foreign
subsidiary - ATS	-	-	-	(7,696)
Increase in fair value of acquisition
contingent consideration liability
- Corporate	(409)	-	(1,193)	-
Current period impact of acquisition
related adjustments:
Inventory - AMS	-	-	(551)	(246)
Inventory - ATS	-	-	(447)	-
Depreciation - AMS	(38)	(251)	(180)	(791)
Depreciation - ATS	23	(172)	(76)	(989)
Depreciation - Corporate	(55)	(55)	(165)	(165)
Deferred revenue - ATS	(21)	(31)	(69)	(96)
Operating income (GAAP)	24,832	22,658	22,684	39,178

Interest expense	(13,852)	(20,815)	(55,803)	(63,272)
Loss on extinguishment of debt	-	-	(25,178)	-
Gain from a bargain purchase of
a business	-	-	173	-
Other income (expense), net	(119)	222	(526)	701
Income (loss) before income taxes	$10,861	$2,065	$(58,650)	$(23,393)

Management evaluates the operating results of our two segments based upon adjusted operating income, which is pre-tax operating income before costs related to amortization of acquired intangibles, share-based compensation, restructuring charges, business acquisition and merger related expenses, Termination of Sponsor Advisory Agreement, loss on liquidation of foreign subsidiary and the impact of any acquisition related adjustments. We have set out above our adjusted operating income by segment and in the aggregate, and have provided a reconciliation of adjusted operating income to operating income (loss) on a GAAP basis and income (loss) before income taxes for the periods presented.

14.	Income Taxes

The income tax benefit was $45.6 million for the nine months ended March 31, 2011 on a pre-tax loss of $58.7 million.  We recorded an income tax provision for the nine months ended March 31, 2010 of $4.9 million on a pre-tax loss of $23.4 million. The effective income tax rate for both periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to foreign, state and local income taxes, including U.S. income tax on certain foreign net income that we anticipate will be repatriated to the U.S. The provisions are a combination of projected annual U.S. tax benefits on domestic losses and foreign tax expense on foreign earnings. The resulting projected net consolidated income tax benefit was then applied to the projected consolidated pre-tax amount for the year to calculate the annual effective tax rate, which contributed to the high income tax benefit as a percentage of pre-tax loss.

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

The income tax benefit for the nine months ended March 31, 2011 reflects various discrete items, including a $1.2 million income tax benefit for the retroactive reinstatement of the U.S. R&D credit and a reduction of $5.8 million of deferred tax liabilities related to U.S. income taxes previously provided on unremitted foreign earnings.  As a direct result of Aeroflex Holding’s IPO, and related repurchase of a portion of Aeroflex’s debt in the quarter ended December 31, 2010, interest payments have decreased.  Consequently, in the quarter ended December 31, 2010 we changed our intent as to the amount and method of repatriations of foreign earnings, which resulted in the reduction of deferred tax liabilities.

The tax provision for the nine months ended March 31, 2010 was affected by the unfavorable impact of a $7.7 million nondeductible loss on the liquidation of a foreign subsidiary, and the favorable impact of a $10.3 million loss for tax purposes on the write-off of our investment in a foreign subsidiary in fiscal 2009.  For financial statement purposes, the loss had been recognized in the prior periods, however, for tax purposes the loss was recognized at the time of divestiture, effective September 2009.

15.	Guarantor/Non-Guarantor Financial Information

The following supplemental condensed consolidating financial information sets forth, on an unconsolidated basis, the balance sheets at March 31, 2011 and June 30, 2010, the statements of operations for the three and nine months ended March 31, 2011 and 2010 and the statements of cash flows for the nine months ended March 31, 2011 and 2010 for Aeroflex (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. The supplemental condensed consolidating financial information reflects for all periods presented, the investments of Parent in the Guarantor Subsidiaries as well as investments of Parent and the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries, in all cases using the equity method.  For purposes of this note, Guarantor Subsidiaries refer to the subsidiaries of Parent that have guaranteed principal debt obligations of Parent.  The purchase price allocation adjustments, including applicable intangible assets, arising from business acquisitions have been pushed down to the applicable subsidiary columns (see Note 3).

Each of the Guarantor Subsidiaries is 100% owned directly or indirectly by the Parent and guarantees the debt on an unconditional and joint and several basis.

Aeroflex Incorporated
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2011
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$137,617	$57,673	$(2,071)	$193,219
Cost of sales	-	65,153	23,830	(2,122)	86,861
Gross profit	-	72,464	33,843	51	106,358
Selling, general and administrative costs	4,326	24,397	9,542	-	38,265
Research and development costs	-	16,507	8,156	-	24,663
Amortization of acquired intangibles	-	13,554	2,346	.	15,900
Restructuring charges	-	797	1,901	-	2,698
Operating income (loss)	(4,326)	17,209	11,898	51	24,832

Other income (expense):
Interest expense	(13,830)	(14)	(8)	-	(13,852)
Other income (expense), net	12	7	(138)	-	(119)
Intercompany charges	20,149	(19,561)	(588)	-	-
Income (loss) before income taxes	2,005	(2,359)	11,164	51	10,861
Provision (benefit) for income taxes	416	(489)	2,565	4,242	6,734
Equity income (loss) of subsidiaries	2,538	8,248	-	(10,786)	-
Net income (loss)	$4,127	$6,378	$8,599	$(14,977)	$4,127

Aeroflex Incorporated
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2010
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$115,931	$54,171	$(1,667)	$168,435
Cost of sales	-	59,178	20,773	(1,816)	78,135
Gross profit	-	56,753	33,398	149	90,300
Selling, general and administrative costs	3,409	19,247	8,629	-	31,285
Research and development costs	-	14,023	6,821	-	20,844
Amortization of acquired intangibles	-	13,250	2,158	-	15,408
Restructuring charges	-	-	105	-	105
Operating income (loss)	(3,409)	10,233	15,685	149	22,658

Other income (expense):
Interest expense	(20,797)	(17)	(1)	-	(20,815)
Other income (expense), net	138	213	(129)	-	222
Intercompany charges	19,808	(19,317)	(491)	-	-
Income (loss) before income taxes	(4,260)	(8,888)	15,064	149	2,065
Provision (benefit) for income taxes	(774)	928	2,697	(3,642)	(791)
Equity income (loss) of subsidiaries	6,342	12,049	-	(18,391)	-
Net income (loss)	$2,856	$2,233	$12,367	$(14,600)	$2,856

Aeroflex Incorporated
Condensed Consolidating Statement of Operations
For the Nine Months Ended March 31, 2011
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$374,276	$162,017	$(5,564)	$530,729
Cost of sales	-	184,512	71,182	(5,989)	249,705
Gross profit	-	189,764	90,835	425	281,024
Selling, general and administrative costs	13,013	68,770	31,451	-	113,234
Research and development costs	-	43,954	24,523	-	68,477
Amortization of acquired intangibles	-	40,792	6,914	-	47,706
Termination of Sponsor Advisory Agreement	18,133	-	-	-	18,133
Restructuring charges	-	6,928	3,862	-	10,790
Operating income (loss)	(31,146)	29,320	24,085	425	22,684

Other income (expense):
Interest expense	(55,753)	(42)	(8)	-	(55,803)
Loss on extinguishment of debt	(25,178)	-	-	-	(25,178)
Gain from a bargain purchase of a business	-	-	173	-	173
Other income (expense), net	(273)	125	(378)	-	(526)
Intercompany charges	60,173	(58,400)	(1,773)	-	-
Income (loss) before income taxes	(52,177)	(28,997)	22,099	425	(58,650)
Provision (benefit) for income taxes	(28,658)	(9,994)	4,636	(11,541)	(45,557)
Equity income (loss) of subsidiaries	10,426	16,735	-	(27,161)	-
Net income (loss)	$(13,093)	$(2,268)	$17,463	$(15,195)	$(13,093)

Aeroflex Incorporated
Condensed Consolidating Statement of Operations
For the Nine Months Ended March 31, 2010
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$333,946	$135,530	$(4,186)	$465,290
Cost of sales	-	170,892	56,597	(4,230)	223,259
Gross profit	-	163,054	78,933	44	242,031
Selling, general and administrative costs	11,217	56,403	25,368	-	92,988
Research and development costs	-	36,169	19,117	-	55,286
Amortization of acquired intangibles	-	39,909	6,618	-	46,527
Restructuring charges	-	-	356	-	356
Loss on liquidation of foreign subsidiary	-	7,696	-	-	7,696
Operating income (loss)	(11,217)	22,877	27,474	44	39,178

Other income (expense):
Interest expense	(63,218)	(51)	(3)	-	(63,272)
Other income (expense), net	479	587	(365)	-	701
Intercompany charges	59,399	(57,953)	(1,446)	-	-
Income (loss) before income taxes	(14,557)	(34,540)	25,660	44	(23,393)
Provision (benefit) for income taxes	(5,573)	436	4,962	5,083	4,908
Equity income (loss) of subsidiaries	(19,317)	19,683	-	(366)	-
Net income (loss)	$(28,301)	$(15,293)	$20,698	$(5,405)	$(28,301)

Aeroflex Incorporated
Condensed Consolidating Balance Sheet
As of March 31, 2011
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$30,275	$2,117	$34,760	$-	$67,152
Accounts receivable, net	-	91,575	66,807	-	158,382
Inventories	-	119,526	52,570	(884)	171,212
Deferred income taxes	2,372	23,274	257	-	25,903
Prepaid expenses and other current assets	1,219	6,005	5,988	-	13,212
Total current assets	33,866	242,497	160,382	(884)	435,861

Property, plant and equipment, net	12,340	67,041	22,395	-	101,776
Deferred financing costs, net	16,298	-	-	-	16,298
Other assets	14,061	8,195	6,260	-	28,516
Intangible assets with definite lives, net	-	172,766	26,683	-	199,449
Intangible assets with indefinite lives	-	88,413	26,276	-	114,689
Goodwill	(10)	414,994	45,680	-	460,664
Total assets	$76,555	$993,906	$287,676	$(884)	$1,357,253

Liabilities and Stockholder's Equity
Current liabilities:
Current portion of long-term debt	$-	$360	$-	$-	$360
Accounts payable	53	23,930	23,257	-	47,240
Advance payments by customers and deferred
revenue	-	17,991	13,528	-	31,519
Income taxes payable	(1,375)	259	2,439	-	1,323
Accrued payroll expenses	2,204	18,084	2,429	-	22,717
Accrued expenses and other current liabilities	12,897	14,671	16,048	-	43,616
Total current liabilities	13,779	75,295	57,701	-	146,775

Long-term debt	695,523	385	-	-	695,908
Deferred income taxes	(12,757)	103,202	13,606	(11,540)	92,511
Defined benefit plan obligations	5,526	-	-	-	5,526
Other long-term liabilities	8,324	1,276	3,230	-	12,830
Intercompany investment	(316,126)	86,765	229,361	-	-
Intercompany receivable/payable	(854,579)	889,490	(34,428)	(483)	-
Total liabilities	(460,310)	1,156,413	269,470	(12,023)	953,550

Stockholder's equity	536,865	(162,507)	18,206	11,139	403,703
Total liabilities and stockholder's equity	$76,555	$993,906	$287,676	$(884)	$1,357,253

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

Aeroflex Incorporated
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended March 31, 2011
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(13,093)	$(2,268)	$17,463	$(15,195)	$(13,093)
Changes in operating assets and liabilities and non-cash items included in net income (loss)	(47,693)	37,493	(10,000)	15,195	(5,005)
Net cash provided by (used in) operating activities	(60,786)	35,225	7,463	-	(18,098)
Cash flows from investing activities:
Payments for purchase of businesses, net of cash acquired	(5,624)	(17,969)	-	-	(23,593)
Capital expenditures	(400)	(11,813)	(4,919)	-	(17,132)
Proceeds from sale of marketable securities	10,357	-	-	-	10,357
Proceeds from sale of property, plant and equipment	-	495	324	-	819
Net cash provided by (used in) investing activities	4,333	(29,287)	(4,595)	-	(29,549)

Cash flows from financing activities:
Capital contribution from Aeroflex Holding	244,021	-	-	-	244,021

Repurchase of senior unsecured notes and senior subordinated unsecured term loans, including premiums and fees	(207,690)	-	-	-	(207,690)
Debt repayments	(21,458)	-	-	-	(21,458)
Debt financing costs	(3,332)	-	-	-	(3,332)
Net cash provided by (used in) financing activities	11,541	-	-	-	11,541
Effect of exchange rate changes on cash and cash equivalents	-	-	2,595	-	2,595
Net increase (decrease) in cash and cash equivalents	(44,912)	5,938	5,463	-	(33,511)
Cash and cash equivalents at beginning of period	75,187	(3,821)	29,297	-	100,663
Cash and cash equivalents at end of period	$30,275	$2,117	$34,760	$-	$67,152

Aeroflex Incorporated
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended March 31, 2010
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(28,301)	$(15,293)	$20,698	$(5,405)	$(28,301)

Changes in operating assets and liabilities and non-cash items included in net income (loss)	66,418	23,792	(15,064)	5,405	80,551
Net cash provided by (used in) operating activities	38,117	8,499	5,634	-	52,250
Cash flows from investing activities:
Payment for purchase of business	(4,000)	-	-	-	(4,000)
Capital expenditures	(171)	(9,444)	(3,561)	-	(13,176)
Proceeds from sale of marketable securities	8,580	-	-	-	8,580
Proceeds from the sale of property, plant and equipment	-	770	251	-	1,021
Other, net	(12)	-	-	-	(12)
Net cash provided by (used in) investing activities	4,397	(8,674)	(3,310)	-	(7,587)
Cash flows from financing activities:
Debt repayments	(4,012)	-	-	-	(4,012)
Net cash provided by (used in) financing activities	(4,012)	-	-	-	(4,012)
Effect of exchange rate changes on cash and cash equivalents	-	-	(2,051)	-	(2,051)
Net increase (decrease) in cash and cash equivalents	38,502	(175)	273	-	38,600
Cash and cash equivalents at beginning of period	31,221	(15)	26,542	-	57,748
Cash and cash equivalents at end of period	$69,723	$(190)	$26,815	$-	$96,348

16.	Subsequent Event

Debt Refinancing

On May 9, 2011, Aeroflex entered into a new senior secured credit facility with various lenders, consisting of a senior secured term loan facility of $725.0 million and a senior secured revolving credit facility of $75.0 million, to refinance $695.5 million of its outstanding debt. The new term loan facility provides for $1.8 million quarterly principal repayments commencing September 30, 2011, with the remaining balance due at maturity on May 9, 2018. Unless terminated earlier, the new revolving credit facility will expire on May 9, 2016. No amounts have been drawn under the revolving credit agreement. The new senior secured credit facility is subject to mandatory prepayments based on certain events, including a percentage of our excess cash flows, which ranges from 0% to 50%, depending on the level of our senior secured leverage ratio. The outstanding borrowings under the new senior secured credit facility bear interest, payable quarterly, at a rate per annum equal to either: (i) the base rate (as defined in the new senior secured credit facility), plus an applicable margin of 2.0%, or (ii) the adjusted LIBOR rate (as defined in the new senior secured credit facility), plus an applicable margin of 3.0%. The adjusted LIBOR rate has a floor of 1.25% on the term loan. Certain customary fees are payable to the lenders and the agents under the new senior secured credit facility, including, without limitation, commitment fees, letter of credit fees, issuer fronting fees and an annual facility servicing fee. The new senior secured credit facility contains various customary affirmative and negative covenants and customary events of default. Aeroflex’s new senior secured credit facility contains a maximum leverage ratio of total debt (less up to $15.0 million of unrestricted cash) to Adjusted EBITDA financial covenant, as defined in the new senior secured credit facility. The maximum leverage ratio permitted as of June 30, 2011 is 5.20, which periodically decreases to 4.75 on June 30, 2012. Additional covenants include restrictions on indebtedness, liens, investments, dividends, disposition of assets, acquisitions and transactions with shareholders and affiliates.

The $725.0 million proceeds were, or will be, used:

1)	to refinance $695.5 million of Aeroflex’s outstanding debt, as follows:

•	to repay the entire outstanding balance of $489.1 million under Aeroflex’s existing senior secured credit facilities;

•	to repurchase, pursuant to a tender offer initiated on April 25, 2011, all of Aeroflex’s senior notes of $192.8 million (Aeroflex expects to call any notes not tendered); and

•	to repurchase all of Aeroflex’s senior subordinated unsecured term loans of $13.6 million.

2)	to pay fees and expenses totaling $33.8 million in connection with the refinancing, including:

•	fees to the lenders of $14.2 million;

•	a premium of approximately 9% on the repurchased senior notes and senior subordinated unsecured term loans, which amounted to $18.3 million; and

•	professional fees and other expenses of approximately $1.3 million.

The total cash outlay related to the debt refinancing, including premiums, fees and expenses listed above and $10.7 million of interest accrued through May 9, 2011, exceeds the $725.0 million proceeds by $15.0 million, which was paid from our available cash.

We will record approximately $15.5 million of these fees related to the new facility as deferred financing costs and record approximately $34.2 million related to the repayment of the existing debt as a loss on extinguishment of debt, including the write-off of the existing deferred financing costs of $15.9 million.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q for the period ended March 31, 2011 is a combined quarterly report being separately filed by two registrants: Aeroflex Holding Corp. (“Aeroflex Holding”) and Aeroflex Incorporated (“Aeroflex”), a direct wholly-owned subsidiary of Aeroflex Holding.  Unless the context provides otherwise, references to “we,” “our,” “the Company,” or “us” refer collectively to Aeroflex Holding and its subsidiary, Aeroflex, including Aeroflex’s consolidated subsidiaries.

Forward-Looking Statements

This report contains forward-looking statements. All statements other than statements of historical fact are forward-looking statements for purposes of the U.S. federal and state securities laws. These statements may be identified by the use of forward looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should” or “will” or the negative thereof or other variations thereon or comparable terminology.

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. A listing of some of the key factors that could cause actual results to differ from our expectations is included under the caption “Risk Factors” disclosed in Aeroflex Holding’s Registration Statement and Aeroflex’s Fiscal 2010 Form 10-K.

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

Initial Public Offering

On November 19, 2010, Aeroflex Holding consummated an initial public offering (“IPO”) of common stock in which it sold 19,789,180 shares of common stock, par value of $.01 per share, at a price of $13.50 per share. Aeroflex Holding received net proceeds of $244.0 million from the IPO, after deducting underwriting discounts and offering expenses, including a $2.5 million transaction fee which was paid to affiliates of the Sponsors under the advisory agreement with them for services directly attributable to the equity offering (“Transaction Fee”).  Aeroflex Holding used the net proceeds of the IPO to make a capital contribution to Aeroflex.  In connection with the IPO, Aeroflex:

•	Repurchased $186.6 million of its senior unsecured notes and senior subordinated unsecured term loans and paid tender premiums and expenses related thereto;

•
Paid a $16.9 million termination fee to affiliates of the Sponsors to terminate the advisory agreement with them, which, including the related write-off of prepaid advisory fees, resulted in an $18.1 million expense (“Termination Fee”); and

•	Amended its senior secured credit facility, for which a $3.3 million fee was paid to the lenders.

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

Amendment to Senior Secured Debt Agreement

On November 4, 2010, Aeroflex amended its senior secured credit facility, for which it paid a $3.3 million fee to the lenders which was recorded as deferred financing costs and $579,000 of other costs that were expensed as incurred, which allowed Aeroflex to, among other things:

•
increase the amount of cash it can spend for acquisitions of businesses from $20 million per year and a $100 million aggregate amount, to $200 million in the aggregate (with no annual limit), from the effective date of the amendment to the credit facility maturity date, August 15, 2014;

•
pay certain fees to affiliates of the Sponsors upon the completion of the Aeroflex Holding IPO.  These fees were paid on November 24, 2010, and consisted of the $2.5 million Transaction Fee for services directly attributable to the equity offering, which was recorded as a reduction of additional paid-in capital, and the $16.9 million Termination Fee. The Termination Fee, when combined with the related write-off of prepaid advisory fees, amounted to an $18.1 million expense which is reported in the statement of operations as Termination of Sponsor Advisory Agreement; and

•
base its interest rate margin above LIBOR on a grid, with reference to its current credit rating. This increased the interest rate margin by 75 basis points for all tranches of debt within the secured credit facility.

Results of Operations

The following table sets forth our historical results of operations as a percentage of net sales for the periods indicated below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Costs of sales	45.0	46.4	47.0	48.0
Gross profit	55.0	53.6	53.0	52.0

Operating expenses:
Selling, general and administrative costs	19.7	18.5	21.4	19.9
Research and development costs	12.8	12.4	12.9	11.9
Amortization of acquired intangibles	8.2	9.1	9.0	10.0
Termination of Sponsor Advisory Agreement	-	-	3.4	-
Restructuring charges	1.4	0.1	2.0	0.1
Loss on liquidation of foreign subsidiary	-	-	-	1.7
Total operating expenses	42.1	40.1	48.7	43.6

Operating income	12.9	13.5	4.3	8.4

Other income (expense):
Interest expense	(7.2)	(12.4)	(10.5)	(13.6)
Loss on extinguishment of debt	-	-	(4.7)	-
Gain from a bargain purchase of a
business	-	-	-	-
Other income (expense), net	(0.1)	0.1	(0.1)	0.2

Income (loss) before income taxes	5.6	1.2	(11.0)	(5.0)
Provision (benefit) for income taxes	3.5	(0.5)	(8.6)	1.1

Net income (loss)	2.1%	1.7%	(2.4)%	(6.1)%

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Net Sales.  Net sales increased $24.8 million, or 15%, to $193.2 million for the three months ended March 31, 2011 from $168.4 million for the three months ended March 31, 2010.  Businesses acquired since March 31, 2010 contributed $8.9 million to sales, or 5%, in the current quarter.

	Net Sales
Three Months		% of		% of
Ended		Consolidated		Consolidated
March 31,	AMS	Net Sales	ATS	Net Sales	Total
	(In thousands, except percentages)
2010	$83,418	49.5%	$85,017	50.5%	$168,435
2011	$97,856	50.6%	$95,363	49.4%	$193,219

Net sales in the AMS segment increased $14.4 million, or 17%, to $97.9 million for the three months ended March 31, 2011 from $83.4 million for the three months ended March 31, 2010.  Specific variances include a volume driven $7.5 million increase in sales of HiRel RadHard integrated circuits; a volume driven $7.4 million increase in sales of components, including $3.3 million from Advanced Control Components, Inc., or ACC, acquired in August 2010; and additional sales of $1.6 million from Radiation Assured Devices, Inc., or RAD, acquired in June 2010.  The increases in sales were partially offset by volume driven reductions of $1.1 million in sales of motion control products and $1.0 million in sales of microelectronics modules.

Net sales in the ATS segment increased $10.3 million, or 12%, to $95.4 million for the three months ended March 31, 2011 from $85.0 million for the three months ended March 31, 2010.  Specific variances include a volume driven $16.6 million increase in sales of radio test products; a volume driven $3.2 million increase in sales of avionic products; and  a volume driven increase in wireless test products sales of $2.2 million, which includes, $3.9 million of sales from Willtek Communications, or Willtek, acquired in May 2010. The increases in net sales were partially offset by a volume driven reduction of $11.6 million in sales of general purpose test products.

Gross Profit.  Gross profit equals net sales less cost of sales. Cost of sales includes materials, direct labor, amortization of capitalized software development costs and overhead expenses such as engineering labor, fringe benefits, depreciation, allocable occupancy costs and manufacturing supplies.

On a consolidated basis, gross profit was $106.4 million, or 55.0% of net sales, for the three months ended March 31, 2011 and $90.3 million, or 53.6% of net sales, for the three months ended March 31, 2010.

	Gross Profit
Three Months
Ended		% of		% of		% of
March 31,	AMS	Net Sales	ATS	Net Sales	Total	Net Sales
	(In thousands, except percentages)
2010	$42,286	50.7%	$48,014	56.5%	$90,300	53.6%
2011	$51,971	53.1%	$54,387	57.0%	$106,358	55.0%

Gross margins in the AMS segment were 53.1% for the three months ended March 31, 2011 and 50.7% for the three months ended March 31, 2010.  The increase in gross margins is principally attributable to increased sales of HiRel RadHard integrated circuits, combined with the additional sales of services by RAD, acquired in June 2010, (which has margins higher than the segment average).  Gross profit increased $9.7 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 due to both increased sales and the aforementioned increase in gross margins.

Gross margins in the ATS segment were 57.0% for the three months ended March 31, 2011 and 56.5% for the three months ended March 31, 2010. Gross profit increased $6.4 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 due to increased sales.

Selling, General and Administrative Costs.  Selling, general and administrative (“SG&A”) costs include sales, office and management salaries, fringe benefits, commissions, insurance and professional fees.

On a consolidated basis, SG&A costs increased $7.0 million, or 22%, to $38.3 million for the three months ended March 31, 2011.  This increase was primarily attributable to the additional SG&A costs of the acquired businesses, the expansion of our sales and marketing team in the Asia-Pacific region and the increase in the fair value of contingent consideration of an acquired business. SG&A related to the acquired businesses increased SG&A by $1.9 million, or 6% of 2010 total SG&A. As a percentage of sales, SG&A costs increased from 18.5% to 19.7% from the three months ended March 31, 2010 to the three months ended March 31, 2011.

	Selling, General and Administrative Costs
Three Months
Ended		% of		% of			% of
March 31,	AMS	Net Sales	ATS	Net Sales	Corporate	Total	Net Sales
	(In thousands, except percentages)
2010	$10,799	12.9%	$17,077	20.1%	$3,409	$31,285	18.5%
2011	$13,483	13.8%	$20,456	21.5%	$4,326	$38,265	19.7%

In the AMS segment, SG&A costs increased $2.7 million, or 25%, to $13.5 million for the three months ended March 31, 2011. This increase is primarily due to additional SG&A costs of $1.0 million related to RAD, acquired in June 2010, and ACC, acquired in August 2010, and general increases in our existing businesses, primarily due to increased employee related expenses of $1.2 million. SG&A costs in the AMS segment increased from 12.9% to 13.8%, as a percentage of sales, from the three months ended March 31, 2010 to the three months ended March 31, 2011.

In the ATS segment, SG&A costs increased $3.4 million, or 20%, to $20.5 million for the three months ended March 31, 2011, primarily due to increased employee related expenses of $1.8 million, primarily related to the expansion of our sales and marketing team in the Asia-Pacific region, and additional costs of $919,000 related to Willtek, acquired in May 2010.  As a percentage of sales, SG&A costs in the ATS segment increased from 20.1% to 21.5% from the three months ended March 31, 2010 to the three months ended March 31, 2011.

Corporate general and administrative costs increased $917,000 for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily due to increased employee related expenses of $1.1 million and a $409,000 increase in the fair value of contingent consideration of an acquired business, partially offset by a reduction in merger related expenses and sponsor fees of $647,000.

Research and Development Costs. Research and development costs include materials, engineering labor and allocated overhead.

On a consolidated basis, research and development costs increased by $3.8 million, or 18%, to $24.7 million for the three months ended March 31, 2011. This increase was primarily attributable to the additional costs of the acquired businesses and the acceleration of research and development projects in our ATS segment to meet customer requirements for new products. Research and development costs of acquired businesses increased research and development costs by $1.8 million, or 9% of 2010 total research and development costs. As a percentage of sales, research and development costs increased from 12.4% to 12.8% from the three months ended March 31, 2010 to the three months ended March 31, 2011.

	Research and Development Costs
Three Months
Ended		% of		% of		% of
March 31,	AMS	Net Sales	ATS	Net Sales	Total	Net Sales
	(In thousands, except percentages)
2010	$8,709	10.4%	$12,135	14.3%	$20,844	12.4%
2011	$9,729	9.9%	$14,934	15.7%	$24,663	12.8%

AMS segment self-funded research and development costs increased $1.0 million, or 12%, to $9.7 million for the three months ended March 31, 2011 primarily due to additional costs of $828,000 related to RAD, acquired in June 2010, and ACC, acquired in August 2010, and additional spending on HiRel RadHard integrated circuits projects.  As a percentage of sales, AMS segment research and development costs decreased from 10.4% for the three months ended March 31, 2010 to 9.9% for the three months ended March 31, 2011.

ATS segment self-funded research and development costs increased $2.8 million, or 23%, to $14.9 million for the three months ended March 31, 2011 primarily due to increases in our radio test and avionics divisions, for the development of a common platform technology, and additional costs of $954,000 related to Willtek, acquired in May 2010. As a percentage of sales, ATS segment research and development costs increased from 14.3% for the three months ended March 31, 2010 to 15.7% for the three months ended March 31, 2011.

Amortization of Acquired Intangibles.  Amortization of acquired intangibles increased $492,000 for the three months ended March 31, 2011 to $15.9 million primarily due to additional amortization related to intangible assets recorded in connection with the acquisitions of Willtek, in May 2010; RAD, in June 2010; and ACC, in August 2010.  The increases in amortization were partially offset by certain intangibles becoming fully amortized during fiscal 2010.  By segment, the amortization increased $487,000 in the AMS segment and increased $5,000 in the ATS segment.

Restructuring Charges.  The AMS segment incurred total restructuring costs of $797,000 for the three months ended March 31, 2011 which primarily relate to consolidation of our components operations by relocating our Whippany, New Jersey facility’s production to our Ann Arbor, Michigan facility and to our Eatontown, New Jersey facility. There were no comparable charges for the three months ended March 31, 2010.

The ATS segment incurred restructuring costs of $1.9 million for the three months ended March 31, 2011, primarily related to the integration of Willtek with our U.K. operations.  In comparison, for the three months ended March 31, 2010, the ATS segment incurred restructuring costs of $105,000 for continued reorganization efforts in our European operations.

Other Income (Expense).  Interest expense was $13.9 million for the three months ended March 31, 2011 and $20.8 million for the three months ended March 31, 2010. The decrease resulted from the repurchase, in December 2010, of $186.6 million of Aeroflex’s senior unsecured notes and senior subordinated unsecured term loans with the proceeds from the IPO.  Other income (expense) of $(119,000) for the three months ended March 31, 2011 consisted primarily of $(406,000) of foreign currency transaction losses, offset by $287,000 of interest and miscellaneous income.  Other income (expense) of $222,000 for the three months ended March 31, 2010 consisted primarily of $329,000 of interest and miscellaneous income, offset by $(107,000) of foreign currency transaction losses.

Income Taxes.   The income tax provision was $6.7 million for the three months ended March 31, 2011 on pre-tax income of $10.9 million.  We recorded an income tax benefit for the three months ended March 31, 2010 of $791,000 on pre-tax income of $2.1 million. The effective income tax rate for both periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to foreign, state and local income taxes, including U.S. income tax on certain foreign net income that we anticipate will be repatriated to the U.S. The provisions are a combination of projected annual U.S. tax benefits on domestic losses and foreign tax expense on foreign earnings.  The resulting projected net consolidated income tax benefit was then applied to the projected consolidated pre-tax amount for the year to calculate the annual effective tax rate, which contributed to the high income tax provision as a percentage of pre-tax income.

In the three months ended March 31, 2011 and 2010, we paid income taxes of $4.1 million and $622,000, respectively.

Net Income.  Net income was $4.1 million for the three months ended March 31, 2011 and $2.9 million for the three months ended March 31, 2010.

Nine Months Ended March 31, 2011 Compared to Nine Months Ended March 31, 2010

Net Sales.  Net sales increased $65.4 million, or 14%, to $530.7 million for the nine months ended March 31, 2011 from $465.3 million for the nine months ended March 31, 2010.   Businesses acquired since March 31, 2010 contributed $27.7 million to sales, or 5%, in the current fiscal year.

	Net Sales
Nine Months		% of		% of
Ended		Consolidated		Consolidated
March 31,	AMS	Net Sales	ATS	Net Sales	Total
	(In thousands, except percentages)
2010	$229,939	49.4%	$235,351	50.6%	$465,290
2011	$264,386	49.8%	$266,343	50.2%	$530,729

Net sales in the AMS segment increased $34.4 million, or 15%, to $264.4 million for the nine months ended March 31, 2011 from $229.9 million for the nine months ended March 31, 2010.  Specific variances include a volume driven $18.8 million increase in sales of components, including $8.9 million from ACC, acquired in August 2010; a volume driven $16.9 million increase in sales of integrated circuits, primarily HiRel RadHard; and additional sales of $4.4 million from RAD, acquired in June 2010.  The increases in sales were partially offset by volume driven reductions of $2.9 million in sales of microelectronics modules and $2.7 million in sales of motion control products.

Net sales in the ATS segment increased $31.0 million, or 13%, to $266.3 million for the nine months ended March 31, 2011 from $235.4 million for the nine months ended March 31, 2010.  Specific variances include a volume driven $22.3 million increase in sales of wireless test product sales, which includes, sales of $14.4 million from Willtek, acquired in May 2010; a volume driven $19.0 million increase in sales of radio test products; a volume driven $9.1 million increase in sales of avionic products. The increases in net sales were partially offset by a volume driven reduction of $19.3 million in sales of general purpose test products.

Gross Profit.  On a consolidated basis, gross profit was $281.0 million, or 53.0% of net sales, for the nine months ended March 31, 2011 and $242.0 million, or 52.0% of net sales, for the nine months ended March 31, 2010.

	Gross Profit
Nine Months
Ended		% of		% of		% of
March 31,	AMS	Net Sales	ATS	Net Sales	Total	Net Sales
	(In thousands, except percentages)
2010	$112,487	48.9%	$129,544	55.0%	$242,031	52.0%
2011	$135,386	51.2%	$145,638	54.7%	$281,024	53.0%

Gross margins in the AMS segment were 51.2% for the nine months ended March 31, 2011 and 48.9% for the nine months ended March 31, 2010.  The increase in gross margins is principally attributable to a favorable product mix, combined with the additional sales of services by RAD, acquired in June 2010, (which has margins higher than the segment average). Gross profit increased $22.9 million for the nine months ended March 31, 2011 as compared to the nine months ended March 31, 2010 principally due to both increased sales and the aforementioned increase in gross margins.

Gross margins in the ATS segment were 54.7% for the nine months ended March 31, 2011, and 55.0% for the nine months ended March 31, 2010.  Gross profit increased $16.1 million for the nine months ended March 31, 2011 as compared to the nine months ended March 31, 2010 due to increased sales.

Selling, General and Administrative Costs.  On a consolidated basis, SG&A costs increased $20.2 million, or 22%, to $113.2 million for the nine months ended March 31, 2011.  This increase was primarily attributable to the additional SG&A costs of the acquired businesses, the expansion of our sales and marketing team in the Asia-Pacific region and the increase in the fair value of contingent consideration of an acquired business. The SG&A of the acquired businesses increased SG&A by $6.4 million, or 7% of total 2010 SG&A. As a percentage of sales, SG&A costs increased from 19.9% to 21.4% from the nine months ended March 31, 2010 to the nine months ended March 31, 2011.

	Selling, General and Administrative Costs
Nine Months
Ended		% of		% of			% of
March 31,	AMS	Net Sales	ATS	Net Sales	Corporate	Total	Net Sales
	(In thousands, except percentages)
2010	$31,382	13.6%	$50,389	21.4%	$11,217	$92,988	19.9%
2011	$39,463	14.9%	$60,758	22.8%	$13,013	$113,234	21.4%

In the AMS segment, SG&A costs increased $8.1 million, or 26%, to $39.5 million for the nine months ended March 31, 2011. This increase is primarily due to additional costs of $3.3 million related to RAD, acquired in June 2010, and ACC, acquired in August 2010 and general increases in our existing businesses, primarily due to increased employee related expenses of $2.7 million and external commissions of $531,000.  SG&A costs in the AMS segment increased from 13.6% to 14.9%, as a percentage of sales, from the nine months ended March 31, 2010 to the nine months ended March 31, 2011.

In the ATS segment, SG&A costs increased $10.4 million, or 21%, to $60.8 million for the nine months ended March 31, 2011, primarily due to increased employee related expenses of $4.5 million, primarily related to the expansion of our sales and marketing team in the Asia-Pacific region; increased commissions of $3.8 million, due to the increase in sales volume; and additional costs of $3.1 million related to Willtek, acquired in May 2010.  As a percentage of sales, SG&A costs in the ATS segment increased from 21.4% to 22.8% from the nine months ended March 31, 2010 to the nine months ended March 31, 2011.

Corporate general and administrative costs increased $1.8 million for the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010 primarily related to (i) business acquisition costs of $1.5 million, which includes a $1.2 million increase in the fair value of contingent consideration of an acquired business; and (ii) increased employee related expenses of $1.1 million; partially offset by (iii) a reduction in merger related expenses and sponsor fees of $889,000.

Research and Development Costs. On a consolidated basis, research and development costs increased by $13.2 million, or 24%, to $68.5 million for the nine months ended March 31, 2011. This increase was primarily attributable to the additional costs of the acquired businesses and the acceleration of research and development projects in our ATS segment to meet customer requirements for new products. Research and development costs of acquired businesses increased research and development by $4.2 million, or 8% of 2010 total research and development costs. As a percentage of sales, research and development costs increased from 11.9% to 12.9% from the nine months ended March 31, 2010 to the nine months ended March 31, 2011.

	Research and Development Costs
Nine Months
Ended		% of		% of		% of
March 31,	AMS	Net Sales	ATS	Net Sales	Total	Net Sales
	(In thousands, except percentages)
2010	$22,202	9.7%	$33,084	14.1%	$55,286	11.9%
2011	$26,028	9.8%	$42,449	15.9%	$68,477	12.9%

AMS segment self-funded research and development costs increased $3.8 million, or 17%, to $26.0 million for the nine months ended March 31, 2011 primarily due to the increased efforts in the development of next generation component products and additional spending on HiRel RadHard integrated circuits projects.  As a percentage of sales, AMS segment research and development costs increased from 9.7% for the nine months ended March 31, 2010 to 9.8% for the nine months ended March 31, 2011.

ATS segment self-funded research and development costs increased $9.4 million, or 28%, to $42.4 million for the nine months ended March 31, 2011 primarily due to increases in our radio test and avionics divisions, for the development of a common platform technology, and additional costs of $2.9 million related to Willtek, acquired in May 2010.  As a percentage of sales, ATS segment research and development costs increased from 14.1% for the nine months ended March 31, 2010 to 15.9% for the nine months ended March 31, 2011.

Amortization of Acquired Intangibles.  Amortization of acquired intangibles increased $1.2 million for the nine months ended March 31, 2011 to $47.7 million primarily due to additional amortization related to intangible assets recorded in connection with the acquisitions of Willtek, in May 2010; RAD, in June 2010; and ACC, in August 2010.  The increases in amortization were partially offset by certain intangibles becoming fully amortized during fiscal 2010.  By segment, the amortization increased $1.4 million in the AMS segment and decreased $185,000 in the ATS segment.

Termination of Sponsor Advisory Agreement. In connection with the Aeroflex Holding IPO, we paid a $16.9 million Termination Fee to affiliates of the Sponsors on November 24, 2010 to terminate the Sponsor Advisory Agreement with them and eliminate all future payments to the Sponsors under that agreement, which, including the related write-off of prepaid advisory fees, resulted in an $18.1 million expense for the nine months ended March 31, 2011. There was no similar charge recorded for the nine months ended March 31, 2010.

Restructuring Charges.  The AMS segment incurred total restructuring costs of $6.9 million for the nine months ended March 31, 2011 which primarily relate to consolidation of our components operations by relocating our Whippany, New Jersey facility’s production to our Ann Arbor, Michigan facility and to our Eatontown, New Jersey facility. In connection with this consolidation, we recorded a $4.9 million impairment charge based on the fair value of the Whippany, New Jersey facility we intend to sell. There were no comparable charges for the nine months ended March 31, 2010.

The ATS segment incurred restructuring costs of $3.9 million for the nine months ended March 31, 2011, primarily related to the integration of Willtek with our U.K. operations.  In comparison, for the nine months ended March 31, 2010, the ATS segment incurred restructuring costs of $356,000 for continued reorganization efforts in our European operations.

Loss on Liquidation of Foreign Subsidiary. During the nine months ended March 31, 2010, we recognized a $7.7 million non-cash loss on liquidation of a foreign subsidiary.  There was no similar charge recorded for the nine months ended March 31, 2011.

Other Income (Expense).  Interest expense was $55.8 million for the nine months ended March 31, 2011 and $63.3 million for the nine months ended March 31, 2010.  The interest expense decreased as a result of the repurchase, in December 2010, of $186.6 million of Aeroflex’s senior unsecured notes and senior subordinated unsecured term loans with the proceeds from the IPO. During the nine months ended March 31, 2011 we incurred a $25.2 million loss on extinguishment of debt, which was comprised primarily of $20.5 million in premiums paid on the debt repurchased and $4.0 million for the write-off of the related deferred financing costs.  In addition, we recognized a $173,000 gain on a bargain purchase related to the final working capital adjustment to the purchase price of Willtek, acquired in June 2010. There were no comparable charges for the nine months ended March 31, 2010.  Other income (expense) of $(526,000) for the nine months ended March 31, 2011 consisted primarily of a $(688,000) realized loss recorded on the sale of our auction rate securities and $(711,000) of foreign currency transaction losses offset by $873,000 of interest and miscellaneous income. Other income (expense) of $701,000 for the nine months ended March 31, 2010 consisted primarily of $1.4 million of interest and miscellaneous income, offset by $(692,000) of foreign currency transaction losses.

Income Taxes.   The income tax benefit was $45.6 million for the nine months ended March 31, 2011 on a pre-tax loss of $58.7 million.  We recorded an income tax provision for the nine months ended March 31, 2010 of $4.9 million on a pre-tax loss of $23.4 million. The effective income tax rate for both periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to foreign, state and local income taxes, including U.S. income tax on certain foreign net income that we anticipate will be repatriated to the U.S. The provisions are a combination of projected annual U.S. tax benefits on domestic losses and foreign tax expense on foreign earnings. The resulting projected net consolidated income tax benefit was then applied to the projected consolidated pre-tax amount for the year to calculate the annual effective tax rate, which contributed to the high income tax benefit as a percentage of pre-tax loss.  During the three months ended September 30, 2010, we identified an overstatement of deferred income tax liabilities established in the fourth quarter of fiscal 2009 and throughout fiscal 2010 related to U.S. income taxes provided on unremitted foreign earnings. After consideration of both quantitative and qualitative factors, we determined the amounts were not material to any of those prior period financial statements or the fiscal 2011 estimated results and thus corrected the balance in the three months ended September 30, 2010.  The adjustment resulted in a reduction of deferred income tax liabilities of $3.7 million, with a corresponding increase in income tax benefit in the statement of operations for the three months ended September 30, 2010.  The adjustment did not impact the statement of cash flows.  The income tax benefit for the nine months ended March 31, 2011 also reflects various discrete items, including a $1.2 million income tax benefit for the retroactive reinstatement of the U.S. R&D credit and a reduction of $5.8 million of deferred tax liabilities related to U.S. income taxes previously provided on unremitted foreign earnings.  As a direct result of Aeroflex Holding’s IPO, and related repurchase of a portion of Aeroflex’s debt in the quarter ended December 31, 2010, interest payments have decreased.  Consequently, in the quarter ended December 31, 2010, we changed our intent as to the amount and method of repatriations of foreign earnings, which resulted in the reduction of deferred tax liabilities. The tax provision for the nine months ended March 31, 2010 was affected by the unfavorable impact of a $7.7 million nondeductible loss on the liquidation of a foreign subsidiary, and the favorable impact of a $10.3 million loss for tax purposes on the write-off of our investment in a foreign subsidiary in fiscal 2009.  For financial statement purposes, the loss had been recognized in the prior periods, however, for tax purposes the loss was recognized at the time of divestiture, effective September 2009.

In the nine months ended March 31, 2011, we paid income taxes of $14.3 million and received tax refunds of $3.1 million related to federal, state and foreign income taxes.  In the nine months ended March 31, 2010, we paid income taxes of $5.2 million and received refunds of $627,000.

Net Income (Loss).  The net loss was $13.1 million for the nine months ended March 31, 2011 and $28.3 million for the nine months ended March 31, 2010.

Liquidity and Capital Resources

The liquidity and capital resources of Aeroflex Holding are essentially identical to the liquidity and capital resources of Aeroflex, with the following significant exception:  Aeroflex Holding, in connection with its IPO of common stock on November 19, 2010, received net proceeds of $244.0 million after deducting underwriting discounts and offering expenses, whereas Aeroflex received the net proceeds of the IPO of $244.0 million in the form of a capital contribution from Aeroflex Holding.  All indebtedness has been incurred by Aeroflex; such indebtedness is reflected on the balance sheets of Aeroflex Holding by virtue of the principles of consolidation. Aeroflex Holding’s principal source of liquidity has been the proceeds of the IPO.  Aeroflex’s principal sources of liquidity include cash generated from operations, borrowings and availability under its credit facilities and capital contributions from Aeroflex Holding.

As of March 31, 2011, Aeroflex had $67.2 million of cash and cash equivalents, $289.1 million in working capital and its current ratio was 2.97 to 1.

Aeroflex’s principal liquidity requirements are to service its debt and interest and meet its working capital and capital expenditure needs. As of March 31, 2011, Aeroflex had $696.3 million of debt outstanding (of which $695.9 million was long-term), including approximately $489.1 million under the senior secured credit facility, $192.8 million of senior unsecured notes and $13.6 million under the senior subordinated unsecured credit facility.

On May 9, 2011, Aeroflex entered into a new senior secured credit facility with various lenders, consisting of a senior secured term loan facility of $725.0 million and a senior secured revolving credit facility of $75.0 million. The new term loan facility provides for $1.8 million quarterly principal repayments commencing September 30, 2011, with the remaining balance due at maturity on May 9, 2018. No amounts have been drawn under the revolving credit agreement.

The $725.0 million proceeds were, or will be, used:

    1)    to refinance $695.5 million of Aeroflex’s outstanding debt, as follows:

•	to repay the entire outstanding balance of $489.1 million under Aeroflex’s existing senior secured credit facilities;

•	to repurchase, pursuant to a tender offer initiated on April 25, 2011, all of Aeroflex’s senior notes of $192.8 million (Aeroflex expects to call any notes not tendered); and

•	to repurchase all of Aeroflex’s senior subordinated unsecured term loans of $13.6 million.

           2)     to pay fees and expenses totaling $33.8 million in connection with the refinancing, including:

•	fees to the lenders of $14.2 million;

•	a premium of approximately 9% on the repurchased senior notes and senior subordinated unsecured term loans, which amounted to $18.3 million; and

•	professional fees and other expenses of approximately $1.3 million.

The total cash outlay related to the debt refinancing, including premiums, fees and expenses listed above and $10.7 million of interest accrued through May 9, 2011, exceeds the $725.0 million proceeds by $15.0 million, which was paid from our available cash.

We will record approximately $15.5 million of these fees related to the new facility as deferred financing costs and record approximately $34.2 million related to the repayment of the existing debt as a loss on extinguishment of debt, including the write-off of the existing deferred financing costs of $15.9 million.

The following is a summary of required principal repayments of Aeroflex’s new debt for the next five years and thereafter as of March 31, 2011 reflecting the May 9, 2011 refinancing:

Twelve Months Ended March 31,	(In thousands)
2012	$5,798
2013	7,635
2014	7,250
2015	7,250
2016	7,250
Thereafter	690,562
Total	$725,745

As of March 31, 2011, Aeroflex and its subsidiaries were in compliance with all of the covenants contained in the then existing loan agreements. Certain loan covenants are based on Adjusted EBITDA. Adjusted EBITDA is defined as EBITDA (net income (loss), before interest expense, income taxes, depreciation and amortization), adjusted to add back certain non-cash, non-recurring and other items, as required by various covenants in the debt agreements.  Our use of the term Adjusted EBITDA may vary from others in our industry.  EBITDA and Adjusted EBITDA are not measures of operating income (loss), performance or liquidity under U.S. GAAP and are subject to important limitations.  A reconciliation of net income (loss), which is a U.S. GAAP measure of our operating results, to Adjusted EBITDA, as defined in the then existing loan agreements, is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
	(In thousands)
Net income (loss)	$4,127	$2,856	$(13,093)	$(28,301)
Interest expense	13,852	20,815	55,803	63,272
Provision (benefit) for income taxes	6,734	(791)	(45,557)	4,908
Depreciation and amortization	20,892	20,404	62,426	62,178
EBITDA	45,605	43,284	59,579	102,057

Non-cash purchase accounting adjustments	21	31	1,067	342
Merger related expenses	-	647	1,222	2,111
Restructuring costs and related pro forma savings (a)	3,747	105	13,821	356
Non-cash share-based compensation	629	518	1,655	1,563
Termination of Sponsor Advisory Agreement	-	-	18,133	-
Loss on extinguishment of debt	-	-	25,178	-
Non-cash loss on liquidation of foreign subsidiary	-	-	-	7,696
Other defined items (b)	659	(4)	3,172	(346)
Adjusted EBITDA	$50,661	$44,581	$123,827	$113,779

(a)
Primarily reflects costs associated with the reorganization of our European operations and consolidation of certain of our U.S. components facilities.  Pro forma savings reflect the amount of costs that we estimate would have been eliminated during the fiscal year in which a restructuring occurred had the restructuring occurred as of the first day of that fiscal year.  Pro forma savings were estimated to be $3.0 million for the nine months ended March 31, 2011, $1.0 million of which is applicable to the three months ended March 31, 2011, $1.2 million applicable to the three months ended December 31, 2010 and $800,000 applicable to the three months ended September 30, 2010.

(b)
Reflects other adjustments required in calculating Aeroflex’s debt covenant compliance.  These other defined items include pro forma EBITDA for periods prior to the acquisition dates for companies acquired during the periods presented.

Financial covenants in Aeroflex’s then existing senior secured credit facility include (i) a maximum leverage ratio of total debt (less up to $15.0 million of unrestricted cash) to Adjusted EBITDA, as defined in the then existing senior secured credit facility, and (ii) maximum consolidated capital expenditures. The maximum leverage ratio permitted for the twelve months ended March 31, 2011 was 5.90, whereas the actual leverage ratio was 3.87.

Aeroflex’s new senior secured credit facility contains a maximum leverage ratio of total debt (less up to $15.0 million of unrestricted cash) to Adjusted EBITDA financial covenant, as defined in the new senior secured credit facility.  The maximum leverage ratio permitted as of June 30, 2011 is 5.20, which periodically decreases to 4.75 on June 30, 2012.

Aeroflex’s new senior secured credit facility contains restrictions on its activities, including but not limited to covenants that restrict Aeroflex and its restricted subsidiaries, as defined in the new senior subordinated unsecured credit facility, from:

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

If for any reason Aeroflex fails to comply with the covenants in the senior secured credit facility, it would be in default under the terms of the agreements governing its outstanding debt. If such a default were to occur, the lenders under the senior secured credit facility could elect to declare all amounts outstanding thereunder   immediately due and payable, and the lenders would not be obligated to continue to advance funds to Aeroflex.  If the amounts outstanding under these debt agreements are accelerated, Aeroflex’s assets may not be sufficient to repay in full the amounts owed.

We expect that cash generated from operating activities and availability under the revolving portion of Aeroflex’s new senior secured credit facility will be Aeroflex’s principal sources of liquidity. Aeroflex’s ability to make payments on and to refinance its indebtedness and to fund working capital needs and planned capital expenditures will depend on its ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. In addition, to the extent Aeroflex has consolidated excess cash flows, as defined in the credit agreement governing the new senior secured credit facility, Aeroflex must use specified portions of the excess cash flows to prepay the new senior secured credit facility. Based on its current level of operations, we believe Aeroflex’s cash flow from operations and available borrowings under its new senior secured credit facility will be adequate to meet Aeroflex’s liquidity needs for at least the next twelve months. We cannot assure you, however, that its business will generate sufficient cash flow from operations, or those future borrowings will be available under the new senior secured credit facility in an amount sufficient to enable Aeroflex to repay its indebtedness at maturity or to fund other liquidity needs. Aeroflex may need to refinance all or a portion of its indebtedness on or before the maturity thereof. We cannot assure you that Aeroflex will be able to refinance any of its indebtedness on commercially reasonable terms or at all.

Cash Flows

For the nine months ended March 31, 2011, Aeroflex’s cash flow used by operations was $18.1 million primarily due to increased inventory of $39.9 million in anticipation of higher sales.  Its investing activities used cash of $29.5 million, primarily for payments for the purchase of businesses of $23.6 million and for capital expenditures of $17.1 million partially offset by proceeds from the sale of marketable securities of $10.4 million combined with the sale of property, plant and equipment of $819,000. Aeroflex’s financing activities provided cash of $11.5 million - $244.0 million was received by Aeroflex as a capital contribution from Aeroflex Holding and was partially offset by the repurchase of senior unsecured notes and senior subordinated unsecured term loans, including premiums and fees, of $207.7 million plus debt repayments of $21.5 million.

For the nine months ended March 31, 2010, Aeroflex’s cash flow provided by operations was $52.3 million. Its investing activities used cash of $7.6 million, primarily for capital expenditures of $13.2 million and a $4.0 million contingent consideration payment for the purchase of a business, partially offset by proceeds from the sale of marketable securities of $8.6 million combined with the sale of property, plant and equipment of $1.0 million. Aeroflex’s financing activities used cash of $4.0 million to repay indebtedness.

Aeroflex Holding’s cash flows are identical to those of Aeroflex with the following exception: Aeroflex Holding’s cash flows from financing activities for the nine months ended March 31, 2011 reflect the fact that Aeroflex Holding received the $244.0 million proceeds from its IPO of common stock.

Capital Expenditures

Capital expenditures were $17.1 million and $13.2 million for the nine months ended March 31, 2011 and 2010, respectively.  Our capital expenditures primarily consist of equipment replacements.

Contractual Obligations

 Debt Repurchase

As of June 30, 2010, Aeroflex had $225.0 million due under its senior unsecured notes and $165.5 million due under its senior subordinated unsecured term loans.  In connection with Aeroflex Holding’s IPO, the net proceeds were used to make a capital contribution to Aeroflex to enable it to, among other things, tender for a portion of its senior unsecured notes and offer to repurchase a portion of its senior subordinated unsecured term loans. In December 2010 Aeroflex repurchased approximately $32.2 million of senior unsecured notes and $154.4 million of senior subordinated unsecured term loans.

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

Debt Refinance

On May 9, 2011, Aeroflex entered into a new senior secured credit facility with various lenders, consisting of a senior secured term loan facility of $725.0 million and a senior secured revolving credit facility of $75.0 million, to refinance $695.5 million of its outstanding debt.  The new term loan facility provides for $1.8 million quarterly principal repayments commencing September 30, 2011, with the remaining balance due at maturity on May 9, 2018.

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

Critical Accounting Policies and Estimates

Information regarding the Company’s critical accounting policies and estimates appears within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Aeroflex Holding’s Registration Statement and in Aeroflex’s Fiscal 2010 Form 10-K.  During the nine month period ended March 31, 2011, there were no significant changes to any critical accounting policies or to the related estimates and judgments involved in applying those policies.

Recently Adopted Accounting Pronouncements

See Note 2 of the combined notes to the unaudited condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

See Note 2 of the combined notes to the unaudited condensed consolidated financial statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.  We are subject to interest rate risk in connection with borrowings under Aeroflex’s new senior secured credit facility.  We currently do not have interest rate swap agreements hedging this debt. As of May 9, 2011, there is $725.0 million outstanding under the term-loan portion of the new senior secured credit facility, all of which is subject to variable interest rates.  The adjusted LIBOR, as defined in the new senior secured credit facility, has a floor of 1.25% on the term loan. An increase of 1% in interest rates would result in a 0.06% increase, due to the 1.25% floor, or a $460,000 increase in our annual interest expense. Any 1% increase in interest rates above the 1.25% floor would result in a $7.4 million increase in our annual interest expense. A 1% change in interest rates would result in a $763,000 change in our annual interest expense on the revolving loan borrowings, assuming the entire $75.0 million was outstanding. Any debt we incur in the future may also bear interest at floating rates.

Foreign Currency Risk.   Foreign currency contracts are used to protect us from exchange rate fluctuation from the time customers are invoiced in local currency until such currency is exchanged for U.S. dollars. Aeroflex periodically enters into foreign currency contracts, which are not designated as hedges, and the change in the fair value is included in income currently within other income (expense). As of March 31, 2011, Aeroflex had $50.3 million of notional value foreign currency forward contracts maturing through April 29, 2011. Notional amounts do not quantify risk or represent assets or liabilities of Aeroflex, but are used in the calculation of cash settlements under the contracts. The fair value of these contracts at March 31, 2011 was an asset of $3,000.  If foreign currency exchange rates (primarily the British pound and the Euro) change by 10% from the levels at March 31, 2011, the effect on our comprehensive income would be approximately $24.3 million.

Inflation Risk.  Inflation has not had a material impact on our results of operations or financial condition during the preceding three years.

ITEM 4.   CONTROLS AND PROCEDURES – AEROFLEX HOLDING

Aeroflex Holding’s disclosure controls and procedures under the Securities Exchange Act of 1934, as amended, are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Aeroflex Holding’s disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to its management, including its chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. The Principal Executive Officer and the Principal Financial Officer, with the assistance from other members of management, have reviewed the effectiveness of its disclosure controls and procedures as of March 31, 2011 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

There have been no changes in Aeroflex Holding’s internal controls over financial reporting that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 4.   CONTROLS AND PROCEDURES - AEROFLEX

Aeroflex’s disclosure controls and procedures under the Securities Exchange Act of 1934, as amended, are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Aeroflex’s disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to its management, including its chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. The Principal Executive Officer and the Principal Financial Officer, with the assistance from other members of management, have reviewed the effectiveness of its disclosure controls and procedures as of March 31, 2011 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

There have been no changes in Aeroflex’s internal controls over financial reporting that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

          None

Item 3.  Defaults upon Senior Securities

          None

Item 4.  [Removed and Reserved]

Item 5.   Other Information

          None

Item 6.   Exhibits

Exhibit No.	Exhibit Description
10.1	Credit and Guaranty Agreement, dated as of May 9, 2011, amoung Aeroflex Incorporated, Aeroflex Holding Corp., the Guarantor Subsidiaries, the lenders party thereto and JPMorgan Chase Bank, N.A.

10.2	Pledge and Security Agreement, dated as of May 9, 2011, by the Grantors Party thereto in favor of JPMorgan Chase Bank, N.A., as collateral agent.

31.1	Certification of Aeroflex Holding Corp. pursuant to Rules 13a-14(a)/15d-14a as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Chief Executive Officer)

31.2	Certification of Aeroflex Incorporated pursuant to Rules 13a-14(a)/15d-14a as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Chief Executive Officer)

31.3	Certification of Aeroflex Holding Corp. pursuant to Rules 13a-14(a)/15d-14a as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Chief Financial Officer)

31.4	Certification of Aeroflex Incorporated pursuant to Rules 13a-14(a)/15d-14a as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Chief Financial Officer)

31.5	Certification of Aeroflex Holding Corp. pursuant to Rules 13a-14(a)/15d-14a as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Principal Accounting Officer)

31.6	Certification of Aeroflex Incorporated pursuant to Rules 13a-14(a)/15d-14a as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Principal Accounting Officer)

32.1	Certification of Aeroflex Holding Corp. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Chief Executive Officer)

32.2	Certification of Aeroflex Incorporated pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Chief Executive Officer)

32.3	Certification of Aeroflex Holding Corp. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Chief Financial Officer)

32.4	Certification of Aeroflex Incorporated pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Chief Financial Officer)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Aeroflex Holding Corp. and Aeroflex Incorporated have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

AEROFLEX HOLDING CORP.

May 10, 2011	/s/ John Adamovich, Jr.
John Adamovich, Jr.
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

AEROFLEX INCORPORATED

May 10, 2011	/s/ John Adamovich, Jr.
John Adamovich, Jr.
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.1	Credit and Guaranty Agreement, dated as of May 9, 2011, amoung Aeroflex Incorporated, Aeroflex Holding Corp., the Guarantor Subsidiaries, the lenders party thereto and JPMorgan Chase Bank, N.A.

10.2	Pledge and Security Agreement, dated as of May 9, 2011, by the Grantors Party thereto in favor of JPMorgan Chase Bank, N.A., as collateral agent.

31.1	Certification of Aeroflex Holding Corp. pursuant to Rules 13a-14(a)/15d-14a as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Chief Executive Officer)

31.2	Certification of Aeroflex Incorporated pursuant to Rules 13a-14(a)/15d-14a as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Chief Executive Officer)

31.3	Certification of Aeroflex Holding Corp. pursuant to Rules 13a-14(a)/15d-14a as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Chief Financial Officer)

31.4	Certification of Aeroflex Incorporated pursuant to Rules 13a-14(a)/15d-14a as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Chief Financial Officer)

31.5	Certification of Aeroflex Holding Corp. pursuant to Rules 13a-14(a)/15d-14a as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Principal Accounting Officer)

31.6	Certification of Aeroflex Incorporated pursuant to Rules 13a-14(a)/15d-14a as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Principal Accounting Officer)

32.1	Certification of Aeroflex Holding Corp. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Chief Executive Officer)

32.2	Certification of Aeroflex Incorporated pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Chief Executive Officer)

32.3	Certification of Aeroflex Holding Corp. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Chief Financial Officer)

32.4	Certification of Aeroflex Incorporated pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Chief Financial Officer)