Form 10-K
period 2011-06-30
AEROFLEX HOLDING CORP.
filed 2011-08-31
CIK 1487990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

 (Mark One)
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2011
OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-34974

Aeroflex Holding Corp.
(Exact name of registrant as specified in its charter)

Delaware	01-0899019
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

35 South Service Road, Plainview, New York	11803
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (516) 694-6700

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐     No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of December 31, 2010 – approximately $325,141,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  Common Stock, par value $.01 per share; outstanding as of August 30, 2011:  84,789,180 shares.

Documents incorporated by reference:  Part III (Items 10, 11, 12, 13 and 14) – registrant’s definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Act of 1934.

PART I

In the Form 10-K, unless the context requires otherwise, (i) “Aeroflex Holding” refers to the issuer, Aeroflex Holding Corp., a holding company that was formerly known as AX Holding Corp., (ii) “Aeroflex” refers to Aeroflex Incorporated, a direct wholly owned subsidiary of Aeroflex Holding, together with its consolidated subsidiaries, (iii) “we”, “our”, or “us” refer to Aeroflex Holding Corp. and its consolidated subsidiaries, including Aeroflex, (iv) the term “parent LLC” refers to VGG Holding LLC, which as of June 30, 2011 owns 76.7% of Aeroflex Holding’s common stock, (v) the term “Veritas Capital” refers to The Veritas Capital Fund III, L.P. and its affiliates, (vi) the term “Golden Gate Capital” refers to Golden Gate Private Equity, Inc. and its affiliates, (vii) the term “GS Direct” refers to GS Direct, L.L.C., (viii) the term “Sponsors” refers collectively to Veritas Capital, Golden Gate Capital and GS Direct, and to affiliates of and funds managed by these entities, (ix) the term “Going Private Transaction” refers to the acquisition of Aeroflex by the Sponsors on August 15, 2007, (x) the term “IPO” refers to the initial public offering of 19,789,180 shares of our common stock at a price of $13.50 per share, which was consummated in November 2010, (xi) the “Sponsor Advisory Agreement” refers to our advisory agreement with affiliates of the Sponsors, under which we paid $2.8 million, $2.5 million and $2.3 million during the years ended June 30, 2011, 2010 and 2009, respectively, prior to it being  terminated in connection with the IPO, (xii) the term “senior secured credit facility” refers to the credit facility we entered into on May 9, 2011 in connection with our debt refinancing as of such date and (xiii) any “fiscal” year refers to the twelve months ended June 30 of the applicable year (for example, “fiscal 2011” refers to the twelve months ended June 30, 2011).

Because the Company’s market position and related matters have been determined based on management’s good faith reasonable estimates, statements about such items are noted in this report as a belief or as an estimate.

ITEM 1.   BUSINESS

Our Company

We are a leading global provider of radio frequency, or RF, and microwave integrated circuits, components and systems used in the design, development and maintenance of technically demanding, high-performance wireless communication systems. Our solutions include highly specialized microelectronic components and test and measurement equipment used by companies in the (i) space, avionics and defense; (ii) commercial wireless communications; and (iii) medical and other markets. We have targeted customers in these end markets because we believe our solutions address their technically demanding requirements. We were founded in 1937 and have proprietary technology that is based on the extensive know-how of our approximately 700 engineers and experienced management team, and a long history of research and development focused on specialized technologies, often in collaboration with our customers.

In the fourth quarter of fiscal 2011, we changed the way in which we group our sales by product line in order to better align our definition of the wireless business with the rest of the industry.  The results of fiscal years 2010 and 2009 have been revised to conform to the current presentation. The change in sales by product line does not have any impact on previously reported consolidated financial results.

We provide a broad range of high margin products for specialized, high-growth end markets. The products we manufacture include a range of RF, microwave and millimeter wave microelectronic components, with a focus on high reliability, or HiRel, and radiation hardened, or RadHard, integrated circuits, or ICs, and analog and mixed-signal devices. We also manufacture a range of RF and microwave wireless radio and avionics test equipment and solutions particularly for the wireless, avionics and radio test markets. We believe that we have a top three global position on the basis of sales in product categories representing the majority of our revenue.  These product categories include: HiRel RadHard microelectronics/semiconductors for space; RF and microwave components: attenuation products, including programmables and switch matrices, microwave semiconductors and HiRel diodes; mixed-signal/digital application specific ICs, or ASICs, for medical and security imaging; motion control products; wireless LTE test equipment; military radio and private mobile radio test equipment; avionics test equipment; and synthetic test equipment. Our leadership position is based on estimates of our management, which are primarily based on our management’s knowledge and experience in the markets in which we operate.

We believe that the combination of our leading market positions, broad product portfolio, engineering capabilities, and years of experience enables us to deliver differentiated, high value products to our customers and provides us with a sustainable competitive advantage. We believe most of our market segments have high barriers to entry due to the need for specialized design and development expertise, the differentiation provided by our proprietary technology and the significant switching and requalifying costs that our customers would incur to change vendors. We often design and develop solutions through a collaborative process with our customers whereby our microelectronic products or test solutions are designed, or "spec'd", into our customers' products or test procedures. Our major customers often use our products in multiple systems or programs, sometimes developed by different business units within the customer's organization. We believe, based on our long-term relationships and knowledge of customers' buying patterns, that we were either a primary or the sole source supplier for products representing more than 80% of our total net sales for the fiscal year ended June 30, 2011. If we are a primary supplier, generally the customer will use two to three suppliers to satisfy its requirements for that product.

We have long standing relationships with a geographically diverse base of leading global companies including Alcatel Lucent, BAE Systems, Boeing, Cisco Systems, Ericsson, General Dynamics, ITT Industries, Lockheed Martin, Motorola, Nokia, Northrop Grumman and Raytheon. For the fiscal year ended June 30, 2011, our largest customer represented approximately 6% of our net sales. In aggregate, for the fiscal year ended June 30, 2011, our top ten customers accounted for approximately 31% of our net sales.

We compete predominantly in the space, avionics, defense and the commercial wireless communications markets. For the fiscal year ended June 30, 2011, approximately 62% of our net sales came from space, avionics and defense, 28% from commercial wireless communications and 10% from medical and other markets. Approximately 30% of sales for the fiscal year ended June 30, 2011 were to agencies of the U.S. government or to prime defense contractors or subcontractors of the U.S. government.  Our products are sold primarily to customers in (i) the United States; (ii) Europe and the Middle East; and (iii) Asia, with sales to each of these regions accounting for 54%, 21% and 22%, respectively, of our net sales for fiscal year ended June 30, 2011.  The information on sales based on our customers’ geographical location, sales by end markets, and sales and operating profits of our two industry segments for each of the three fiscal years in the period ended June 30, 2011, as well as information regarding total assets, is set forth in Note 20 of the notes to the consolidated financial statements.

After 46 years as a public company, we were acquired on August 15, 2007 in the Going Private Transaction by the Sponsors and certain members of our management. Since the Going Private Transaction, we have implemented significant changes that have improved our business model, and in turn, our financial performance. Since being promoted to CEO upon the consummation of the Going Private Transaction, Leonard Borow has instilled a results-oriented culture where business managers are being encouraged to make strategic decisions to drive growth and margin enhancement. We have made significant investments in new or improved products and technology, streamlined our cost structure to enhance our return on capital, and we believe we have revitalized our organizational culture. In November 2010, we consummated the IPO, in which we sold 19,789,180 shares of our common stock at a price of $13.50 per share.

Over the last seven fiscal years, our business has experienced strong growth in net sales and an increase in backlog, providing improved visibility into future revenue and customer demand. The majority of our backlog is expected to be recognized as revenue within one year. For the period from fiscal 2004 to fiscal 2011, our net sales increased at a compound annual growth rate, or CAGR, of 8.8% and Adjusted EBITDA increased at a CAGR of 18.2%. Our backlog was $294.3 million as of June 30, 2011, compared to $305.6 million as of June 30, 2010.

Our Segments

We operate through two business segments:  Aeroflex Microelectronic Solutions, or AMS, and Aeroflex Test Solutions, or ATS. We engineer, manufacture and market a diverse range of products in each of our segments. As evidence of the diversity of our product base, for the fiscal year ended June 30, 2011, our largest product offering, the TM500 test product, represented approximately 10% of our net sales.

	Aeroflex Microelectronic Solutions	Aeroflex Test Solutions

% of Net Sales in Fiscal 2011	50.7%	49.3%
% of Gross Profit in Fiscal 2011	49.1%	50.9%

Products	▪HiRel microelectronics/semiconductors	▪Wireless test equipment
	▪RF and microwave components ▪Mixed-signal/digital ASICs	▪Military radio and Private Mobile Radio, or PMR, test equipment
	▪Motion control products	▪Avionics test equipment
		▪Synthetic test equipment
		▪General purpose test equipment and other

Competitive Advantages
▪Leadership in microelectronic specialty products within our end markets, with a long history and proven track record
▪ High-performance, high reliability products optimized for our target markets
▪Proprietary technologies in RF, microwave and millimeter wave development
▪Established long-term blue chip customer relationships with proven reputation
▪High switching costs
▪Class K and Class V certified by Defense Supply Center Columbus, or DSCC
▪Fabless semiconductor manufacturing model
▪State-of-the-art design, test and assembly capabilities

▪Leadership positions in specialty communications test equipment market segments within our end markets, with a long history and proven track record
▪High-performance products and technologies optimized for our target markets
▪Integrated hardware/software design focus
▪Pioneer in synthetic testing market
▪Established long-term blue chip customer relationships with proven reputation
▪State-of-the-art manufacturing processes

Diverse Product Portfolio (% of Fiscal 2011 Net Sales by Segment)
Aeroflex	Aeroflex
Microelectronic	Test
Solutions	Solutions

Aeroflex Microelectronic Solutions

AMS offers a broad range of microelectronics products and is a leading provider of high-performance, high reliability specialty products for the space, avionics, defense, commercial wireless communications, medical and other markets. Our strength in these markets stems from our success in the design and development of HiRel and RadHard products. RadHard products are specifically designed to tolerate high radiation level environments, which otherwise can degrade electronic components. The process by which electronic components for these harsh environments are designed, developed and manufactured differs materially from established semiconductor manufacturing practices. As a result, we believe we are among a very limited number of vendors globally who have the expertise, proven history and established relationships to compete and win in our target markets.

We principally operate on a fabless semiconductor manufacturing model, outsourcing virtually all front-end semiconductor fabrication activities to commercial foundries. We believe our fabless semiconductor manufacturing model provides us with a competitive advantage by significantly reducing our capital expenditures and labor costs and enhancing our ability to respond quickly, in scope and scale, to changes in technology and customer needs. We utilize a variety of foundries that incorporate our proprietary design specifications and packaging techniques in the manufacturing of our products.

In order to meet our customers' needs, AMS' Plainview, New York and Colorado Springs, Colorado facilities are space certified and have been manufacturing Class K and Class V products for space, avionics and defense programs for approximately 20 years. Class K device manufacturing utilizes the highest quality and reliability for electronic parts through a number of specifications, standards and test methods. The additional requirements that define Class K address the specific needs of space users and are intended to provide more confidence to the customers that the device is of the highest initial quality and that any defective parts have been removed. To enhance access to customers in the European space market, we acquired Gaisler Technologies, in June 2008. Gaisler Technologies, located in Gothenburg, Sweden, designs and manufactures hi-reliability, high-performance, fault tolerant micro-processors.

AMS offers a broad range of complementary products that provide connectivity and computing functionality for applications that are characterized by their high-performance, high reliability requirements. Its product portfolio includes RF, microwave and millimeter wave products, including discrete components, ICs, monolithic microwave ICs and multi-chip modules. AMS also designs and manufactures application specific, high-performance analog and mixed-signal devices for use in medical, industrial and intelligent sensors. Our AMS products are used in over 100 space, avionics and defense platforms, including the Wideband Global Satellite Communications satellites, the Geostationary Operational Environmental satellites, the Advanced Extremely High Frequency satellites, the Boeing 777 airliner's databus, the F-16's modular mission computer, the B-1 flight controls upgrade and the Terminal High Altitude Area Defense program. Our AMS products are also widely used in wireless communications platforms, including WCDMA and LTE cellular base station systems, as well as point-to-point broadband radio applications. In the medical area, our products are used by two of the top four manufacturers of CT scan equipment.

For the fiscal year ended June 30, 2011, our AMS segment generated $370.0 million of our net sales and $192.5 million of our gross profit.

Aeroflex Test Solutions

ATS is a leading provider of a broad line of specialized test and measurement hardware and software products, primarily for the space, avionics, defense, commercial wireless communications and other markets. Our strength in testing and measurement stems from our expertise with RF and microwave signals and innovative product design and development to meet the changing needs of our markets. ATS has hardware and software expertise across a number of wireless markets, including the cellular infrastructure, cellular device, mobile radio and satellite markets. ATS' products consist of flexible application software and multifunction hardware that our customers combine with industry-standard computers, networks and other third-party devices to create measurement, automation and embedded systems. This approach gives customers the ability to quickly and cost-effectively design, prototype and deploy unique custom-defined solutions for their design, control and test application needs.

Examples of ATS products and their applications include:

•	wireless test equipment, which is used to develop and test handsets and base stations;

•	military radio and PMR test equipment, which is used by radio manufacturers and military, police, fire, and emergency response units to test handheld radios;

•	avionics test equipment, which is used in the design, manufacture and maintenance of electronics systems for aircraft;

•	synthetic test equipment, which is used to test satellites and transmit / receive modules prior to launch and deployment; and

•	general purpose test equipment, including spectrum analyzers and signal generators.

As technology continues to evolve and "next generation" communications protocols are introduced, equipment manufacturers and network providers need both test and measurement products that are compatible with the new technologies and products that work with older generation equipment. We have gained significant expertise in advanced RF and new wireless technology and have focused our research and development toward such next generation technologies. One example is the Aeroflex 3000 Series, a modular test suite for mobile phone and general purpose wireless test using the PXI standard, which is a widely accepted standard for module electronic instrumentation platforms. This product is tailored to the testing of wireless handsets and wireless base stations, which are the transmission facilities for wireless networks, where speed, repeatability, and accuracy are critical. Also, as wireless infrastructure has evolved with the advent of 4G networks, ATS has built capabilities around the two main 4G standards, specifically Long Term Evolution or LTE and LTE(A) Long Term Evolution Advanced protocols. In particular, we provide the TM500 product family that targets the 4G LTE market as well as PXI-based products and the 7100 product family that target both the LTE and LTE(A) markets.

For the fiscal year ended June 30, 2011, ATS generated $359.4 million of our net sales and $199.6 million of our gross profit.

Industry Overview

The volume of mobile traffic from multiple data streams is rising rapidly and has resulted in significant technological innovation to address the increasing need for higher rates of data transmission and more efficient use of existing spectrum. This has led to the development of a number of advanced data transmission systems and technologies that use RF, microwave and millimeter wave frequencies that are being used in a broad range of end markets, including space, avionics, defense, commercial wireless communications, medical and other markets. The growing number of applications in these markets, including data transmission, video transmission, control of unmanned aerial vehicles, or UAVs, and a growing number of satellites, generally are driving increased demand for RF, microwave and millimeter wave technologies. Additionally, the creation of a next generation wireless communication network to accommodate the rapidly growing volume of data being transmitted to smart phones and other mobile devices requires new test and measurement equipment for research and development, conformance testing, production testing, installation and commissioning, monitoring and optimization, and service and maintenance.

Our Competitive Strengths

Leading Positions in Multiple Markets.     We believe we currently hold a top three position on the basis of sales in eight key product categories in which we compete and a majority of our revenue comes from these categories. Our microelectronics products are key components in over 100 space, avionics and defense platforms. We also have market leading base station and handset testing equipment that targets both the 3G and 4G markets. We believe, based upon our long-term relationships and knowledge of customers' buying patterns, that we were either a primary or the sole source supplier for products representing more than 80% of our total net sales for the fiscal year ended June 30, 2011. We also believe we have achieved the technological capability to succeed in the 4G testing and measurement markets.

We have set out below information about our market leading product categories and information about sales within these categories.

Aeroflex Microelectronic Solutions
		% of AMS
	Fiscal	Net Sales		Estimated
	2011	in Fiscal	Primary/Sole	Market
Product Category	Net Sales	2011	Source?	Position
	(In millions)

HiRel RadHard microelectronics semiconductors for space	$154	42%	Yes	#1-2
RF and microwave components:
attenuation products, including programmables and switch matrices, microwave semiconductors and HiRel diodes	$96	26%	Yes	#2-3
Motion control products	$34	9%	Yes	#2
Mixed-signal/digital ASICs for medical and security imaging	$16	4%	Yes	#1-2

Aeroflex Test Solutions
		% of ATS
	Fiscal	Net Sales		Estimated
	2011	in Fiscal	Primary/Sole	Market
Product Category	Net Sales	2011	Source?	Position
	(In millions)

Wireless LTE test equipment	$79	22%	Yes	#1
Military radio and PMR test equipment	$76	21%	Yes	#1
Avionics test equipment	$37	11%	Yes	#1
Synthetic test equipment	$19	5%	Yes	#1

Proprietary Technology Platforms; Significant Barriers to Entry to our Markets.    We have a history of innovation and performance that has made us a leading supplier to our customers. We have proprietary technology that is based on the extensive know-how of our nearly 700 engineers and experienced management team, and a long history of research and development focused on specialized technologies, often in collaboration with customers. We leverage this proprietary technology to design and manufacture a range of RF, microwave and millimeter wave microelectronic components, with a focus on high reliability RadHard ICs. Our strength in the test and measurement market stems from our expertise in RF and microwave signals and innovative product development to meet the changing needs of wireless communications markets.

We believe there are significant barriers to entry in most of our markets because our technical expertise enables us to provide innovative solutions and reliable products. For instance, in the space market, customers focus on supplier reputation because the malfunction of a component can lead to the loss of a valuable satellite or missile. In other markets our products are often designed, or "spec'd", into a customer's products or test procedures, which means that customers could incur significant switching and requalifying costs to change vendors, making it more difficult for new vendors to enter the market. Our expertise and product performance in the space market are demonstrated, in part, by our receipt of Class K certification from the DSCC, a distinction we have held for approximately 20 years.

Diverse, Blue Chip Customer Base.     We have strong and long standing relationships with blue chip space, avionics, defense, commercial wireless communications, medical and other blue chip customers. Our close customer relationships have enabled us to engage in collaborative product development, build our intellectual property portfolio and develop critical product and end market expertise.

We believe our long track record of successfully supplying our customers with solutions and our recent design win momentum further enhances our ability to:

•	maintain our position as a primary or the sole source supplier of products to customers across a wide array of programs;

•	enjoy long multi-year program relationships;

•	maximize the effectiveness of our research and development spending; and

•	minimize our customers' product development time.

We believe that, in addition to our varied customer base, we are well positioned in growth markets and that our geographic and product diversification helps mitigate against volatility in any particular region or market segment.

Compelling Business Model.  Our business model emphasizes revenue and earnings growth and robust cash flow conversion and has the following attributes:

High Revenue Growth and Visibility.     We have a highly visible sales pipeline because of our backlog and long-term customer relationships. As of June 30, 2011, our backlog was $294.3 million as compared to $305.6 million as of June 30, 2010. Our book-to-bill ratio for the fiscal year ended June 30, 2011 was approximately 1.0 to 1. Our contracted backlog has grown at a compound annual growth rate of 8.3% over the past five fiscal years. The majority of our backlog is recognized as revenue within one year. Our business has also experienced strong growth in net sales. For the period from fiscal 2004 to fiscal 2011, our net sales increased at a CAGR of 8.8%.

Focus on High Margin Products.     Our strategy is to design, develop and manufacture products and solutions that address our customers' technically demanding requirements. The sophistication of our products and their differentiation drives our margins. For the fiscal year ended June 30, 2011, we attained a gross margin of 53.8%, and our Adjusted EBITDA margin was 25.2%.

Efficient Research and Development.     Our products typically enjoy a long product life cycle, enabling us to generate an attractive return on our research and development efforts. To complement our research and development, we strategically acquire businesses or license certain proven commercial technology to apply to our target markets. As a result, we spent a modest 12.4% of our revenue on research and development for the fiscal year ended June 30, 2011.

Limited Capital Expenditure Requirements.     In contrast to certain competitors that have invested in captive semiconductor fabrication facilities, we use third-party foundries to produce space qualified, high reliability RadHard ICs for our AMS segment. This fabless operating model significantly reduces required capital investment and is a key component of our capital efficiency. Capital expenditures as a percentage of sales were 3.6%, 3.2% and 3.1% for fiscal 2011, 2010 and 2009, respectively.

Strong and Experienced Management Team.     We are led by an experienced, stable and well-respected management team. Our management team has an average of 28 years in the industry and 19 years with us. Since 1991, the management team has successfully transformed us into a focused, high margin, leading provider of RF and microwave solutions. Over that time period, we have successfully completed 29 acquisitions, divested non-core operations and increased net sales from approximately $63 million in fiscal 1991 to approximately $729 million in fiscal 2011.

Our Growth Strategy

We believe our future success will depend on product innovation, our continued development of existing technology and our ability to continue to build and maintain strong relationships with customers. We are strategically focused on building our product portfolio and market presence in the following ways:

Introducing New Products to Our Existing End Markets.     We continue to allocate research and development dollars toward new products serving attractive, growing markets. Our goal is to anticipate movements in our core markets and to design and build compelling solutions to address new opportunities.

In our AMS business, as a result of our long-term customer relationships and extensive knowledge of their system designs, we have early insight and high visibility into our customers' design challenges and requirements. With this insight from our customers, we have developed next generation RadHard Processors, Memory, Data Communication and Power Management Multi-Chip Modules, or MCM's, for the satellite markets. We have also released next generation mixed-signal semiconductor solutions and high-performance photo detectors for the medical-CT and security markets.

In our ATS business, we have focused on developing first-to-market products serving our core wireless test market, including test solutions for the LTE and WiMAX protocols. For example, our TM500 test system emulates a single or multi-handset environment and is used by most global infrastructure development organizations. Additionally, the 7100/7000 products were developed for, and are used by, handset developers. Both the TM500 and 7100/7000 offerings target the research and development market. We have also introduced a PXI-based product that leverages our TM500 and 7100/7000 products, offering a configurable and scalable solution to handset manufacturers and contract manufacturing organizations that support the major handset makers. We continue to invest aggressively in new products for our various wireless test markets, increasingly using a common platform that allows us to bring them to market quickly and at relatively low cost.

We also have become a pioneer in the area of synthetic testing, a market with significant growth potential. In 1999, we used our capabilities in high-speed frequency synthesis and radar cross section measurement and developed a new way to make measurements. Synthetic tests were first used to test and measure satellite payloads, which require many electronic measurements in rapid sequence. Synthetic was a faster and, therefore, more cost effective way to test the satellite payload. The U.S. DoD and U.S. Navy, which instituted a next generation automatic test system program, called NxTest, are responsible for the emergence and growth of synthetic testing. The NxTest initiative aims to minimize the size of the test system, thereby reducing hardware and consequently the cost of the system. Synthetic testing also addresses obsolescence issues and provides additional flexibility for easy upgrades.

Leveraging Existing Technology to Reach New Markets.     We have a history of leveraging our technology for use in new markets. For example, our move into CT scanning equipment capitalizes on our expertise in high-performance semiconductors and other electronic components, including mixed-signal ASICs, which are key to producing high quality imaging with reduced doses of radiation per scan. We believe that these benefits, coupled with decreasing production costs, will help drive growth of the overall CT scan market outside of the traditional medical environments and into markets such as security screening and nondestructive test equipment. In addition, our high-performance mixed-signal semiconductor intellectual property capabilities can also target the rapidly growing security scanner marketplace.

Expanding by Acquisition.     Acquiring companies opportunistically is a strategic core competency for us. Since 1991, we have successfully completed 29 acquisitions and plan to continue our disciplined approach to acquisitions. Recent strategic acquisitions in both AMS and ATS have broadened and strengthened our product portfolio and expanded our geographic reach.

In AMS, we broadened our portfolio of RF and microwave components with the August 2010 acquisition of Advanced Control Components which designs, manufacturers and markets a wide range of radio frequency and microwave products for the military, civilian radar, scientific and communications markets.  In addition, in June 2010, we acquired Radiation Assured Devices which uses commercial and specialty technologies to provide radiation engineering and qualification services, as well as to produce radiation hardened products for commercial and military spaceborne electronics. In June 2009 we purchased Airflyte Electronics which is a leader in custom-engineered slip rings used in pan and tilt cameras, down-hole equipment, and packaging machinery. We also acquired Hi-Rel Components in February 2009, which designs high reliability semiconductors for the aerospace and defense industries. Subsequent to our purchase of Hi-Rel Components, it was awarded U.S. government certification on several key products that are now planned for sale into demanding aerospace applications. Additionally, in June 2008 we bought Gaisler Research. Located in Gothenburg Sweden, Gaisler is a leading European integrated circuit software designer to space-related end markets. Gaisler's radiation tolerant fault LEON3 processor has now been incorporated into several ongoing space missions.

In ATS, in May 2010, we acquired Willtek Communications, or Willtek, which develops test instruments, systems and solutions that test wireless technology, components, infrastructure products, handset products and other consumer wireless products specific to the development, manufacturing and service/support environments.  Additionally, we acquired VI Technology in March 2009, which has expanded our test solutions capabilities with a suite of base band test products focusing on audio, video, and multimedia.

We believe our industry relationships allow us to identify specialized companies that are attractive acquisition candidates. We have a track record of successfully integrating acquired businesses into our company. We seek acquisitions that are earnings accretive, give us access to complementary products and services, enhance our customer base, improve our intellectual property position, provide entry into high-growth adjacent markets and, by virtue of their transaction size, bear limited risk.

Broadening Product Offerings Through Licensing.     We look to license commercial intellectual property that can be extended to our target markets and customer base in a cost effective and efficient manner. Through third-party technology license agreements, we are able to repurpose or expand the commercial intellectual property of companies that lack RadHard performance or otherwise adapt their technology for use in our markets. This process involves our working with a company to radiation harden its proprietary technology for use in extreme environments. For example, we have entered into technology license agreements with a number of semiconductor companies, including Vicor. The Vicor agreement allows us to deploy highly differentiated RadHard power management technology into the satellite market. We believe agreements such as these will enable us to support ongoing growth by allowing us to introduce new highly-differentiated, high-performance products to our existing customers at reduced cost and risk.

Business Evolution Since Going Private

In August 2007, after 46 years as a public company, we were acquired in the Going Private Transaction by the Sponsors and certain members of our management. Since the Going Private Transaction, we have successfully executed on a number of strategic initiatives that have positioned us for future growth and have expanded our Adjusted EBITDA from $135.1 million in fiscal 2008 to $183.7 million in fiscal 2011 despite the global economic downturn.

Investments in Products and Technology.     We have focused on investments, acquisitions, and licensing to enhance our financial performance since the Going Private Transaction.

•
We have successfully brought to market wireless instruments and system solutions that support a vertical market strategy specific to the chipset, product research and development and manufacturing test applications.

•	We have been the first to market with a family of next generation LTE handset and infrastructure test products, and have provided popular solutions including the TM500 and 7100.

•
We are expanding our wireless instrument and system product offerings leveraging our position in 4G technologies with the addition of a new digital signal generator/analyzer product family, 4G test vector generator/analyzer, multi-standard call box and TM500/7100 fading channel simulator option.

We have made eight strategic acquisitions since the Going Private Transaction:

•	October 2007, Test Evolution;

•	June 2008, Gaisler Research;

•	February 2009, Hi-Rel Components;

•	March 2009, VI Technology;

•	June 2009, Airflyte Electronics;

•	May 2010, Willtek Communications;

•	June 2010, Radiation Assured Devices; and

•	August 2010, Advanced Control Components.

Finally, our increasing focus on licensing agreements has improved our operational and financial profile, allowing us to expand our product offerings efficiently and in a risk-mitigated way with proven technology. Since the Going Private Transaction, we have entered into technology license agreements, including those listed below:

•	March 2008, Vicor and Great Wall;

•	July 2009, IceMos;

•	December 2009, Mosys;

•	May 2010, Everspin; and

•	October 2010, Linear Technology.

Enhanced Business Model—Managing Costs to Improve Return on Capital.   We have continually pursued margin-enhancing cost efficiencies, improving our fixed cost structure by critically examining operations for synergies and expense reduction. In AMS, in fiscal 2009, we down-sized the workforce at our Whippany, New Jersey factory and, in fiscal 2010, implemented a plan to move the resistor product line from this factory to our operations in Ann Arbor, Michigan, which we completed in fiscal 2011.  Additionally, in fiscal 2011, we  implemented and completed a plan to move the integrated product line from the Whippany factory to our facility in Eatontown, New Jersey. In ATS, we restructured our U.K. operations in 2008 and 2009, divested our radar development business in May 2008, and in July 2009 closed our small ATS operation in France.  In May 2010, we acquired Willtek, which develops test instruments, systems and solutions that test wireless technology, components, infrastructure products, handset products and other consumer wireless products specific to the development, manufacturing and service/support environments.  In fiscal 2011, we reorganized and integrated Willtek with our European operations.  In fiscal 2011, we also completed the reorganization and consolidation of our European operations. As a result of our fixed cost reduction efforts in both AMS and ATS, along with our strategic initiatives, we have significantly enhanced profitability since the Going Private Transaction in August 2007. Specifically, the consolidated Adjusted EBITDA margin increased from 21.0% in fiscal 2008 to 25.2% in fiscal 2011.

Improved Organizational Culture.  Since the Going Private Transaction, we have implemented significant changes that have improved our business model and in turn our financial performance. Since being promoted to CEO upon the consummation of the Going Private Transaction, Leonard Borow has instilled a results-oriented culture where business managers are being encouraged to make strategic decisions to drive growth and margin enhancement. We have made significant investments in new or improved products and technology, streamlined our cost structure to enhance our return on capital, and we believe we have revitalized our organizational culture. The financial impact of this new approach has been most apparent in our ability to stabilize and ultimately grow revenue through the recent economic downturn and expand Adjusted EBITDA margins.

Our Products Offered

Aeroflex Microelectronic Solutions

AMS products provide customers with high precision, high reliability, application specific standard products and application specific integrated circuits including databuses, transceivers, microcontrollers, microprocessors and memory products. In addition, AMS also sells sub-assemblies and multichip modules, or MCMs, as well as a diverse portfolio of commercial mixed-signal ICs and RF, microwave and millimeter wave devices. AMS' broad product portfolio has a longstanding, field-tested, history of reliable performance often characterized by long product life cycles and mission-critical functionality. AMS currently provides products in four functional families:

HiRel Microelectronics/Semiconductors.     AMS provides HiRel standard and custom integrated circuits and circuit card assembly for the aerospace, high reliability altitude avionics, medical, x-ray cargo scanners, critical transportation systems, nuclear power controls, GPS receivers, networking and telecommunication markets. AMS' HiRel products include transceivers, analog multiplexers, clock management generators, MSI logic products, battery electronics units, voltage regulators, high-speed power controllers, MIL-STD 1553 bus controllers, remote terminals, bus monitors, microcontrollers and microprocessors, RadHard Pulse Width Modulation Controllers, RadHard Resolver-to-Digital and memory modules. HiRel Microelectronics/ Semiconductors have a typical life cycle of 10-20 years, as estimated by management.

RF and Microwave Components.     AMS provides a broad set of standard and application specific RF/microwave diodes and semiconductor devices. Microwave semiconductor products offered include diodes, amplifiers, resistors, inductors, capacitors, switches, and integrated devices. RF and Microwave active components and subsystems offered include PIN diode-based microwave control components, variable attenuators, phase shifters, limiters, time delay units and Multi-Function Microwave assemblies. AMS offers resistor products, which include a variety of low and high reliability power surface mounted passive devices for the wireless infrastructure and defense markets with applications in isolators, circulators, single and multi-carrier power amplifiers and circuits. Passive components offered include high quality, economically priced and Restriction of Hazardous Substances compliant attenuators, terminations, adapters, DC blocks, and other components for commercial, military and laboratory applications. Other products include power amplifiers, up and down converters, mixers, filters and micro-receivers operating to over 40GHz. RF and Microwave components have a typical life cycle of 5-15 years, as estimated by management.

Mixed-Signal/Digital ASICs.   AMS provides custom ASICs for demanding environments such as space, medical, screening and industrial applications. RadHard ASICs and Mixed-Signal ASICs include a variety of digital and mixed-signal RadHard ASICs for HiRel applications including 130nHBD, 0.6um to 0.25um processes, QML V and QML Q with total ionizing rates from 100 kilorad to 1 megarad. Mixed-Signal/Digital ASICs have a typical life cycle of 5-15 years, as estimated by management.

Motion Control Products.   Our motion control products provide complete and integrated motion control solutions for space (both military and commercial), military, avionics, and strategic industrial customers. AMS' current product line offerings include actuators and mechanisms, electronic controllers, slip rings and twist capsules, DC motors and Gimbal Systems. Motion control products have a typical life cycle of 10-20 years, as estimated by management.

Aeroflex Test Solutions

ATS is a leading provider of a broad line of specialized test and measurement equipment. Our solutions encompass a full spectrum of instrumentation from turnkey systems to standalone test sets to customized modular components and software. We continue to invest aggressively in new products for our various wireless test markets, increasingly using a common platform that allows us to bring them to market quickly and at relatively low cost. ATS currently provides test and measurement equipment across the following five product areas:

Wireless Test Equipment.     Wireless Test Equipment is used by wireless service providers and equipment manufacturers to test wireless handsets and base stations. We offer a wide selection of cellular tests across an array of wireless standards and communication frequencies, including 2G and 3G, with particular capability in EDGE protocols, and the new 4G LTE/LTE(A) protocols. Products include a broad range of system, protocol, physical layer and parametric test solutions, such as the TM500 test mobile, RF synthesizers, digitizers and combiners, and application software. In addition, ATS provides PXI-based products which are modular scalable solutions for the handset manufacturing environment. Product applications include research and development, conformance, manufacturing/production, installation and commissioning, field service, and network optimization. ATS' market leading product, the TM500, emulates a single or multi-handset environment and is used by all global infrastructure development organizations. Wireless Test Equipment products have a typical life cycle of 3-5 years, as estimated by management.

Military Radio and PMR Test Equipment.     ATS Radio Test Equipment is used by radio manufacturers and military, police, fire and emergency response units to test handheld radio units. ATS provides TErrestrial Trunked RAdio, or TETRA, and Project 25, or P25, radio test equipment, addressing both mobile and repeater test applications. TETRA is a global standard for private mobile radio, or PMR, systems used by emergency services, public transport and utilities. P25 is a standard for digital radio communications for use by federal, state, private, and local public safety agencies in North America. Our military communications testing systems are primarily used by the U.S. military to test complex voice and data frequency hopping radios and accessories. Military radio and PMR test equipment has a typical life cycle of 5-20 years, as estimated by management.

Avionics Test Equipment.     Avionics test equipment is used in the design, manufacture, test and maintenance of commercial, civil and military airborne electronic systems, or avionics. ATS equipment provides the stimulus and signals necessary for certification, verification, fault finding and diagnosis of airborne systems on the ground. For civil and commercial aviation, we have test solutions for various transponder modes, communications frequencies, emergency locator transmitters, weather radars and GPS systems. For military aviation, we have test solutions for microwave landing systems, tactical air navigation, enhanced traffic alert and collision avoidance systems, various identification friend or foe, or IFF, transponder/interrogator modes and IFF monopulse antenna simulation. ATS also provides customized avionics test solutions to support manual and automatic test equipment for manufacturing, repair and ground support operations. Avionics test equipment has a typical life cycle of 8-15 years, as estimated by management.

Synthetic Test Equipment.     Synthetic test systems test several attributes through one "box" and can take multiple complex measurements simultaneously. ATS provides a highly integrated, turnkey, synthetic test environment that allows digital, analog, RF/microwave and power test of circuits, modules, subsystems and complete systems for commercial, military, and aerospace customers. ATS' STI 1000C+ and TRM 1000C products offer synthetic microwave test systems optimized for testing Transmit/Receive modules and satellite payloads in a factory setting. Our SMART^E and SMART^E 5300 products offer a modular approach for implementing multi-function configurable and reconfigurable test systems. Synthetic test solutions products have a typical life cycle of 10-15 years, as estimated by management.

General Purpose Test Equipment and Other.     ATS offers a variety of general purpose test solutions including microwave test solutions, counters and power meters. ATS microwave test solutions cover frequency ranges from 1 MHz to 46GHz, with various tracking, offset, continuous wave, modulated source, fault location, and group delay configuration options provided. ATS power meters are designed for field use, automated test equipment requirements and standard bench applications. General purpose test solutions have a typical life cycle of 4-7 years, as estimated by management.

Our Customers

AMS addresses value-added specialty markets requiring application specific, custom engineered, high-performance microelectronic solutions. The division has strong relationships with the five largest U.S. defense contractors, Boeing, General Dynamics, Lockheed Martin, Northrop Grumman and Raytheon, as well as with several other major defense-related technology companies, such as BAE Systems, Honeywell, ITT Industries and United Technologies. Certain of our customers, such as BAE Systems and Honeywell, are also our competitors due to their in-house capabilities. AMS customers also include communications equipment OEMs such as Cisco Systems and Ericsson. In the fiscal year ended June 30, 2011, AMS had five or more projects with six of its top ten customers by net sales. We believe, based on our long term relationships and knowledge of customers' buying patterns, that in the fiscal year ended June 30, 2011, AMS was also either a primary or the sole source supplier of the types of products that it provides for each of its top ten customers by net sales.

ATS addresses value-added specialty markets requiring application specific, custom engineered, high-performance testing solutions. ATS customers also include wireless handset and infrastructure OEMs, including Nokia Siemens, Ericsson, LG, Huawei, ZTE, Alcatel Lucent and Motorola Mobility. The division also has strong relationships with several major defense-related technology companies, including Lockheed Martin, Boeing, Northrop Grumman and Raytheon.  In the fiscal year ended June 30, 2011, ATS had more than five projects with nine of its top ten customers by net sales. We believe, based on our long term relationships and knowledge of customers' buying patterns, that in the fiscal year ended June 30, 2011, ATS was also either a primary or the sole source supplier of the types of products that it provides for each of its top ten customers by net sales.

Government Sales

Approximately 30% of sales for the fiscal year ended June 30, 2011 were to agencies of the U.S. government or to prime defense contractors or subcontractors of the U.S. government. These government contracts have been awarded either on a bid basis or after negotiation. These contracts generally provide for fixed prices and have customary provisions for termination at the convenience of the government without cause.

Competition

We compete primarily on the basis of technology and performance. For certain products, we also compete on the basis of price. Some of our competitors are well-established and have greater market share and manufacturing, financial, research and development and marketing resources than we do. We also compete with emerging companies that are attempting to sell their products in specialized markets, and with the internal capabilities of many of our significant customers, including Honeywell and BAE Systems. In addition, a significant portion of our contracts, including those with the federal government and commercial customers, are subject to commercial bidding, both upon initial issuance and subsequent renewal.

AMS primarily competes with large defense-related technology providers, including BAE Systems and Honeywell. In addition, AMS competes with a number of specialty semiconductor providers, including Hittite Microwave Corporation, ILC / Data Devices Corporation and Microsemi. We believe we are one of the largest providers of specialty microelectronics to our targeted markets and that we are the leading global fabless platform of scale in RadHard semiconductors. Additionally, in the RF and Microwave market segment, AMS competes with companies such as Anaren. However, we believe our specialized expertise in RadHard technology, RF and microwave design and development and fabrication expertise provides us with a differentiated technology and pricing position versus our most direct competitors. We characteristically maintain close and longstanding relationships with our customers and maintain sole source / primary supplier positions with many of our customers.

ATS primarily competes with Agilent and a number of specialty test and measurement providers, including Anite, Anritsu, Rohde & Schwarz and Spirent. We believe our specialized expertise in high-performance RF and wireless testing equipment and our focus on delivery of advanced testing platforms and optimized manufacturing capability sets us apart from our most direct competitors. We believe we continue to maintain the largest installed base of any of our competitors in the specialized test categories in which we compete, including many sole source / primary supplier positions with customers such as Lockheed Martin and Raytheon. In the general purpose test equipment and other markets, our competitors include Agilent Technologies and National Instruments.

Research and Development

As of June 30, 2011, we had approximately 700 engineers conducting research and development activities at 18 of our facilities. Our research and development efforts primarily involve engineering and design relating to:

•	developing new products;

•	improving existing products;

•	adapting existing products to new applications; and

•	developing prototype components to bid on specific programs.

We emphasize research and development efforts for products in both the AMS and ATS divisions. In AMS, we have focused our research and development initiatives on the continued enhancement of our high value power management products and subsystems, microwave/RF modules and microreceivers which has enabled us to increase the dollar content of our products embedded into modern satellites. In ATS, we are developing technologies that are used in the next generation of wireless infrastructure. Our research and development consists of self-funded research and development as well as research and development we conduct on behalf of our customers.

Certain product development and similar costs are recoverable under contractual arrangements and those that are not recoverable are expensed in the year incurred.  We invested $90.1 million in self-funded research and development for the fiscal year ended June 30, 2011, compared to $76.2 million for the fiscal year ended June 30, 2010. Capital expenditures as a percentage of sales were 3.6%, 3.2% and 3.1% for fiscal 2011, 2010 and 2009, respectively.

We also seek to strategically acquire businesses with proven commercial technology to apply to our target markets. In August 2010, we acquired Advanced Control Components, which designs, manufacturers and markets a wide range of RF and microwave products for the military, civilian radar, scientific and communications markets.  In June 2010, we acquired Radiation Assured Devices, which uses commercial and specialty technologies to provide state of the art radiation engineering and qualification services, as well as produce radiation hardened products for commercial and military spaceborne electronics.  In June 2009 we broadened our portfolio of motion control products with the purchase of Airflyte Electronics, which is a leader in custom-engineered slip rings used in pan and tilt cameras, down-hole equipment, and packaging machinery. In addition, we acquired Hi-Rel Components in February 2009, which designs high reliability semiconductors for the aerospace and defense industries. In our ATS segment, we acquired Willtek Communications in May 2010, which develops test instruments, systems and solutions that test wireless technology, components, infrastructure products, handset products and other consumer wireless products specific to the development, manufacturing and service/support environments. Also in ATS, we acquired VI Technology in March 2009, which has expanded our test solutions capabilities with a suite of base band test products focusing on audio, video, and multimedia. During fiscal 2011, we also entered into an agreement to  acquire certain of the spectrum analyzer assets of LIG-NEX1.

Manufacturing

The AMS division operates under a fabless semiconductor manufacturing model, outsourcing substantially all semiconductor fabrication activities to commercial foundries, which significantly reduces our capital expenditures and labor costs and enhances our ability to respond quickly with scalability to changes in technology and customer demands. We purchase our semiconductors from a variety of foundries, which utilize our proprietary design specifications and packaging techniques to manufacture our RadHard products. We test certain of our RadHard products in our in-house radiation simulation testing chamber.

AMS has 11 primary manufacturing facilities throughout the United States, as well as one in China. In AMS' largest facility, Colorado Springs, Colorado, we design and develop our RadHard solutions in addition to a broad range of products for avionics and space applications. AMS manufactures advanced MCMs for airborne, space, shipboard, ground based and commercial avionics and telecommunications systems in its Plainview, New York, facility. The remaining facilities are used to produce RadHard solutions, RF and microwave products and aerospace motion control solutions.

We manufacture products for aerospace and defense programs in compliance with stringent military specifications. Most of our manufacturing plants are ISO-9001 certified, and our Plainview, New York, Hauppauge, New York, and Colorado Springs, Colorado, facilities are also certified to the more stringent AS9100 standard.

ATS has six primary manufacturing facilities throughout the United States, as well as one each in England and Germany. In ATS' largest facility, Wichita, Kansas, we design and develop a wide range of test instrumentation for military radio and avionics. In ATS' Stevenage, England facility, we produce wireless systems test technologies and also provide test solutions with expertise in signal generators, signal analyzers, microwaves and automatic test equipment. The remaining facilities focus on synthetic testing solutions and other wireless communications and automated testing equipment.

Many of the component parts we use in our products are purchased, including semiconductors, transformers and amplifiers. Although we may obtain certain components and materials from a limited group of suppliers, all the materials and components we use, including those purchased from a sole source, are readily available and are, or can be, purchased in the open market. We have no long-term purchase commitments and no supplier provided more than 10% of our raw materials during fiscal 2011.

Sales

We employ a team-based sales approach to closely manage relationships at multiple levels of the customer's organization, including management, engineering and purchasing personnel. This integrated sales approach involves a team consisting of a senior executive, a business development specialist and members of our engineering department. Our use of experienced engineering personnel as part of the sales effort enables close technical collaboration with our customers during the design and qualification phase of new technologies and equipment. We believe that this is critical to the integration of the product into the customer's equipment. Manufacturers' representatives and independent sales representatives are also used as needed. Each of the businesses that comprise the AMS segment has its own sales organization, whereas the ATS segment has a common sales force to service its global market. As of June 30, 2011, we had approximately 240 sales people employed domestically and internationally.

Seasonality

Historically our net sales and earnings increase sequentially from quarter to quarter within a fiscal year, but the first quarter is typically less than the previous year’s fourth quarter.

Our Employees

As of June 30, 2011, we had approximately 2,900 employees, of whom 1,500 were employed in a manufacturing capacity, and 1,400 were employed in engineering, sales or administrative positions. Approximately 100 of our employees are covered by a collective bargaining agreement. The collective bargaining agreement expires September 30, 2013.  We believe that our employee relations are satisfactory.

Intellectual Property

In order to protect our intellectual property rights, we rely on a combination of patent, trade secret, copyright and trademark laws and employee and third-party nondisclosure agreements. We believe that while the protection afforded by patent, trade secret, copyright and trademark laws may provide some advantages, the competitive position of participants in our industry is principally determined by such factors as the technical and creative skills of their personnel, the frequency of their new product developments and their ability to anticipate and rapidly respond to evolving market requirements. Therefore, we have focused our efforts principally on developing substantial expertise and know-how in our industry, and protecting that know-how with confidentiality agreements and trade secrets.

We consider the protection of our proprietary technology to be an important element of our business. We limit access to and distribution of our proprietary information. We attempt to protect our intellectual property rights, both in the United States and in foreign countries, through a combination of patent, trademark and trade secret laws, as well as confidentiality agreements. Because of the differences in foreign trademark, patent and other laws concerning proprietary rights, our intellectual property rights may not receive the same degree of protection in foreign countries as they would in the United States.

We have from time to time applied for patent protection relating to certain existing and proposed products, processes and services, but we do not have an active patent application strategy. When we do apply for patents, we generally apply in those countries where we intend to make, have made, use or sell patented products; however, we may not accurately predict all of the countries where patent protection will ultimately be desirable. If we fail to timely file a patent application in any such country, we may be precluded from doing so at a later date. The patents we own could be challenged, invalidated or circumvented by others and may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. To the extent that a competitor effectively uses its intellectual property portfolio, including patents, to prevent us from selling products that allegedly infringe such competitor's products, our results of operations could be materially adversely affected.

Some of our proprietary technology may have been developed under, or in connection with, U.S. government contracts or other federal funding agreements. With respect to technology developed under such agreements, the U.S. government may retain a nonexclusive, non-transferable, irrevocable, paid-up license to use the technology on behalf of the United States throughout the world. In addition, the U.S. government may obtain additional rights to such technology, or our ability to exploit such technology may be limited.

We rely on our trademarks, tradenames and brand names to distinguish our products and services from the products and services of our competitors, and have registered or applied to register many of these trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products and services, which could result in loss of brand recognition, and could require us to devote resources towards marketing new brands.

We also rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements. We periodically evaluate our confidentiality policies and procedures, and believe that we have adequate protections in place. However, these agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information.

We face the risk of claims that we have infringed or misappropriated third parties' intellectual property rights. In general, if we are found to infringe third parties' intellectual property rights, we may be required to enter into licensing agreements in order to obtain the right to use a third party's intellectual property. Any licensing agreements, if required, may not be available to us on acceptable terms or at all. A successful claim of infringement against us could result in our being required to pay significant damages, enter into costly license agreements, or stop the sale of certain products, which could adversely affect our net sales, gross margins and expenses and harm our future prospects.

In addition to our own intellectual property, we have an active program of licensing third-party technologies to be developed into new products. In many cases, we make substantial up-front payments to procure such technology. We generally attempt to license third-party technology for so long as practicable and have acquired six licenses that make the technology acquired available to us for periods of up to twenty years. If we are unable to continue to use or license these technologies on reasonable terms, or if these technologies fail to operate properly, we may not be able to secure alternatives in a timely manner and our ability to make the products that employ these third-party technologies could be harmed. In addition, licensed technology may be subject to claims that it infringes others' technology, and we may lose access to or have restrictions placed on our use of the licensed technology.

Our licenses of third-party technologies have certain requirements that we must meet to maintain the licenses. For instance, if we fail to meet certain minimum royalty or purchase amounts, or meet delivery deadlines, certain licenses may be converted from an exclusive license to a nonexclusive license, thus allowing the licensors to license the technology to our competitors. In addition, breach of confidentiality or the unauthorized use of the technology could render the license agreement void. In the future, we may need to obtain additional licenses, renew existing license agreements or otherwise replace existing technology. We are unable to predict whether these license agreements can be obtained or renewed or the technology can be replaced on acceptable terms, or at all.

Regulation

 - Environmental

Our operations are subject to various federal, state, local, and foreign environmental laws, ordinances and regulations that limit discharges into the environment, establish standards for the handling, generation, use, emission, release, discharge, treatment, storage and disposal of, or exposure to, hazardous materials, substances and waste, and require cleanup of contaminated soil and groundwater. These laws, ordinances and regulations are complex, change frequently and have tended to become more stringent over time. Many of them provide for substantial fines and penalties, orders (including orders to cease operations) and criminal sanctions for violations. They may also impose liability for property damage and personal injury stemming from the presence of, or exposure to, hazardous substances.

In March 2005, we sold the net assets of our shock and vibration control device manufacturing business, which we refer to as VMC. Under the terms of the sale agreements, we retained certain liabilities relating to adverse environmental conditions that existed at the premises occupied by VMC as of the date of sale. See Item 3 - "Legal Proceedings" with respect to the accrued liability.

We believe that we are in material compliance with all environmental laws, do not anticipate any material expenditure to meet current or pending environmental requirements, and generally believe that our processes and products do not present any unusual environmental concerns. We are unaware of any existing, pending or threatened contingent liability that may have a material adverse effect on our ongoing business operations.

- Workplace Safety

Our operations are also governed by laws and regulations relating to workplace safety and worker health. We believe we are in material compliance with these laws and regulations and do not believe that future compliance with such laws and regulations will have a material adverse effect on our results of operations or financial condition. We also believe that we are in material compliance with all applicable labor regulations.

- ITAR and Export Controls

We are subject to International Traffic in Arms Regulation, or ITAR. ITAR requires export licenses from the U.S. Department of State for products shipped outside the U.S. that have military or strategic applications. In this connection, we have filed certain Voluntary Disclosures with the Directorate of Defense Trade Controls, U.S. Department of State, describing possible inadvertent violations.  We have also identified other ITAR noncompliance in the pre-acquisition business activities of certain  acquired companies. These matters have been formally disclosed to the U.S. Department of State. Compliance with the directives of the U.S. Department of State may result in substantial legal and other expenses and the diversion of management time. In the event that a determination is made that we or any entity we have acquired have violated ITAR with respect to any matters, we may be subject to substantial monetary penalties that we are unable to quantify at this time and/or suspension or revocation of our export privileges and criminal sanctions, which may adversely affect our business, results of operations and financial condition. See Item 3 - "Legal Proceedings".

We are also subject to the Export Administration Regulations, or EAR. The EAR regulates the export of certain "dual use" items and technologies and, in some instances, requires a license from the U.S. Department of Commerce.

- Government Contracting Regulations

Because we have contracts with the federal government and its agencies, we are subject to audit from time to time of our compliance with government regulations by various agencies, including the Defense Contract Audit Agency, or DCAA. The DCAA reviews the adequacy of, and a contractor's compliance with, its internal control systems and policies, including the contractor's purchasing, property, estimating, compensation and management information systems. The DCAA has the right to perform audits on our incurred costs on all contracts on a yearly basis. An adverse finding under a DCAA audit could result in the disallowance of our costs under a government contract, termination of a government contract, forfeiture of profits, suspension of payments, fines and suspension and prohibition from doing business with the U.S. government. In the event that an audit by the DCAA results in disallowance of our costs under a contract, we have the right to appeal the findings of the audit under applicable dispute resolution provisions. Approval of submitted yearly contract incurred costs can take from one to three years from the date of submission of the contract costs.

Other governmental agencies, including the Defense Securities Service and the Defense Logistics Agency, may also, from time to time, conduct inquiries or investigations regarding a broad range of our activities.

Our principal products or services do not require any governmental approval, except for the requirement that we obtain export licenses for certain of our products.

Available Information

We file reports with the SEC.  The public may read and copy any materials filed by us with the SEC at the SEC’s public reference room at 100 F Street, NE, Washington, D.C. 20549.  The public may obtain information about the operation of the SEC’s public reference room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an internet site at www.sec.gov that contains reports, proxy and information statements and other information about issuers like us that file electronically with the SEC.

In addition, we make available free of charge on our website at www.aeroflex.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) under the Exchange Act as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC.

Information appearing on our website is not a part of, and is not incorporated by reference in, this Form 10-K.

ITEM 1A.   RISK FACTORS

Risks Relating to our Business

Our operating results may fluctuate significantly on a quarterly basis.

Our sales and other operating results have fluctuated significantly in the past, and we expect this trend will continue. Factors which affect our results include:

•	the timing, cancellation or rescheduling of customer orders and shipments;

•	the pricing and mix of products sold;

•	our ability to obtain components and subassemblies from contract manufacturers and suppliers;

•	variations in manufacturing efficiencies; and

•	research and development and new product introductions.

Many of these factors are beyond our control. Our performance in any one fiscal quarter is not necessarily indicative of any financial trends or future performance.

The cyclicality of our end user markets could harm our financial results.

Many of the end markets we serve, including but not limited to the commercial wireless market, have historically been cyclical and have experienced periodic downturns. The factors leading to and the severity and length of a downturn are very difficult to predict and there can be no assurance that we will appropriately anticipate changes in the underlying end markets we serve or that any increased levels of business activity will continue as a trend into the future. If we fail to anticipate changes in the end markets we serve, our business, results of operations and financial condition could be materially adversely affected.

We rely on sales to federal government entities under prime contracts and subcontracts. A loss or reduction of such contracts, a failure to obtain new contracts or a reduction of sales under such contracts could have a material adverse effect on our business.

We derived approximately 30% of our net sales for the fiscal year ended June 30, 2011 from contracts with agencies of the federal government or subcontracts with prime defense contractors or subcontractors of the federal government. The loss or significant curtailment of any of these government contracts or subcontracts, or failure to exercise renewal options or enter into new contracts or subcontracts, could have a material adverse effect on our business, results of operations and financial condition. Continuation and the exercise of renewal options on existing government contracts and subcontracts and new government contracts and subcontracts are, among other things, contingent upon the availability of adequate funding for the various federal government agencies with which we and prime government contractors do business. Changes in federal government spending could directly affect our financial performance. Among the factors that could impact federal government spending and which would reduce our federal government contracting and subcontracting business are:

•	a significant decline in, or reapportioning of, spending by the federal government;

•	changes, delays or cancellations of federal government programs or requirements;

•	the adoption of new laws or regulations that affect companies that provide services to the federal government;

•	federal government shutdowns or other delays in the government appropriations process;

•	curtailment of the federal government’s use of third-party service firms;

•	changes in the political climate, including with regard to the funding or operation of the services we provide; and

•	general economic conditions.

The current administration and congress are under increasing pressure to reduce the federal budget deficit. This could result in a general decline in U.S. defense spending, and could cause federal government agencies to reduce their purchases under contracts, exercise their rights to terminate contracts in whole or in part, to issue temporary stop work orders or decline to exercise options to renew contracts, all of which could harm our operations and significantly reduce our future revenues.

Our future operating results are dependent on the growth in our customers’ businesses and on our ability to identify and enter new markets.

Our growth is dependent on the growth in the sales of our customers’ products as well as the development by our customers of new products. If we fail to anticipate changes in our customers’ businesses and their changing product needs or successfully identify and enter new markets, our results of operations and financial position could be negatively impacted. We cannot assure you that the markets we serve will grow in the future, that our existing and new products will meet the requirements of these markets or that we can maintain adequate gross margins or profits in these markets. A decline in demand in one or several of our end-user markets could have a material adverse impact on the demand for our products and have a material adverse effect on our business, results of operations and financial condition.

Our industry is highly competitive and if we are not able to successfully compete, we could lose market share and our revenues could decline.

We operate in a highly competitive industry. Current and prospective customers for our products evaluate our capabilities against the merits of our direct competitors. We compete primarily on the basis of technology and performance. For certain products, we also compete on price. Some of our competitors are well-established and have greater market share and manufacturing, financial, research and development and marketing resources than we do. We also compete with emerging companies that are attempting to sell their products in specialized markets, and with the internal capabilities of many of our significant customers, including Honeywell and BAE. There can be no assurance that we will be able to maintain our current market share with respect to any of our products. A loss of market share to our competitors could have a material adverse effect on our business, results of operations and financial condition. In addition, a significant portion of our contracts, including those with the federal government and commercial customers, are subject to commercial bidding, both upon initial issuance and subsequent renewal. If we are unable to successfully compete in the bidding process or if we fail to obtain renewal, our business, results of operations and financial condition could be materially adversely affected.

Our industry is characterized by rapid technological change, and if we cannot continue to develop, manufacture and market innovative products that meet customer requirements for performance and reliability, we may lose market share and our net sales may suffer.

The process of developing new products for our markets is complex and uncertain, and failure to keep pace with our competitors’ technological development, to develop or obtain appropriate intellectual property and to anticipate customers’ changing needs and emerging technological trends accurately could significantly harm our results of operations. We must make long-term investments and commit significant resources before knowing whether our predictions will eventually result in products that the market will accept. We must accurately forecast volumes, mix of products and configurations that meet customer requirements, and we may not succeed. If we do not succeed, we may be left with inventories of obsolete products or we may not have enough of some products available to meet customer demand, which could lead to reduced sales and higher expenses.

We design custom products to meet specific requirements of our customers. The amount and timing of revenue from such products can affect our quarterly operating results.

The design and sales cycle for our custom products, from initial contact by our sales force to the commencement of shipments of those products in commercial quantities, may be lengthy. In this process, our sales and application engineers work closely with the customer to analyze the customer’s system requirements and establish a technical specification for the custom product. We then select a process, evaluate components, and establish assembly and test procedures before manufacturing in commercial quantities can begin. The length of this cycle is influenced by many factors, including the difficulty of the technical specification, the novelty and complexity of the design and the customer’s procurement processes. Our customers typically do not commit to purchase significant quantities of the custom product until they are ready to commence volume shipments of their own system or equipment. Our receipt of substantial revenue from sales of a custom product often depends on that customer’s commercial success in manufacturing and selling its system or equipment that incorporates our custom product. As a result, a significant period may elapse between our investment of time and resources in designing and developing a custom product and our receipt of substantial revenue from sales of that custom product.

The length of this process may increase the risk that a customer will decide to cancel or change its plans related to its system or equipment. Such a cancellation or change in plans by a customer could cause us to lose anticipated sales. In addition, our business, results of operations and financial condition could be materially adversely affected if a significant customer curtails, reduces or delays orders during our sales cycle, chooses not to release its system or equipment that contains our custom products, or is not successful in the sale and marketing of its system or equipment that contains our custom products.

Additionally, some customers may be unlikely to change their supplier due to the significant costs associated with qualifying a new supplier and potentially redesigning their system or equipment. So, if we fail to achieve initial design wins in the customer’s qualification process, we may not regain the opportunity for significant sales to this customer for a lengthy period of time.

The global recession and potential for tightened credit markets could once again adversely affect us.

The current global recession, due in part to failures of financial institutions, have resulted in unprecedented government intervention in the U.S., Europe and other regions of the world. If macro-economic concerns were to worsen, credit markets could begin to tighten once again. In turn, our customers could experience heightened financial difficulties and, as a result, could modify, delay or cancel plans to purchase our products or services, which could cause our sales to decline, or become unable to make payment to us for amounts due and owing. In addition, our suppliers could experience credit or other financial difficulties that could result in delays in their ability to supply us with necessary raw materials, components or finished products. These risks may make it extremely difficult for our customers, our suppliers and us to accurately forecast and plan future business activities and could result in an asset impairment. The occurrence of any of these factors could have a material adverse effect on our business, results of operations and financial condition. For example, our sales declined by approximately $44 million, or approximately 7%, between fiscal 2008 and fiscal 2009. This decline caused us to write-off $41.2 million of goodwill and other intangible assets related to our RF and microwave reporting unit in the fourth quarter of fiscal 2009 due to the decrease in sales and prospects of that unit in the then current economic environment.

Our major customers account for a sizable portion of our revenue, and the loss of, or a reduction in, orders from these customers could result in a decline in revenue.

Revenue derived from our ten largest customers as a percentage of our annual revenue was 31% for the fiscal year ended June 30, 2011. For the fiscal year ended June 30, 2011, sales to our largest customer represented approximately 6% of our net sales. Our major customers often use our products in multiple systems or programs, sometimes developed by different business units within the customer’s organization, each having differing product life cycles, end customers and market dynamics. While the composition of our top ten customers varies from year to year, we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenue for the foreseeable future. It is possible that any of our major customers could terminate its purchasing arrangements with us or significantly reduce or delay the amount of our products that it orders, purchase products from our competitors or develop its own products internally. The loss of, or a reduction in, orders from any major customer could cause a decline in our overall revenue and have a material adverse effect on our business, results of operations and financial condition.

In the event that certain of our customers encounter financial difficulties and fail to pay us, it could adversely affect our business, results of operations and financial condition.

We manufacture products to customer specifications and generally purchase raw materials in response to customer orders. In addition, we may commit significant amounts of capital to maintain inventory in anticipation of customer orders. In the event that our customers, for whom we maintain inventory, experience financial difficulties, we may be unable to sell such inventory at its current profit margin, if at all. In such an event, our gross margins would decline. In addition, if the financial condition of a significant portion of our customer base deteriorates, resulting in an impairment of their ability to pay us amounts owed in respect of a significant amount of outstanding receivables, our business, results of operations and financial condition could be materially adversely affected.

Federal government contracts may be terminated by the federal government at any time prior to their completion and contain other unfavorable provisions, which could lead to unexpected loss of sales and reduction in backlog.

Under the terms of federal government contracts, the federal government may unilaterally:

•	terminate or modify existing contracts;

•	reduce the value of existing contracts through partial termination;

•	delay the payment of our invoices by government payment offices;

•	audit our contract-related costs; and

•	suspend us from receiving new contracts pending resolution of any alleged violations of procurement laws or regulations.

The federal government can terminate or modify any of its contracts with us or its prime contractors either for its convenience or if we or its prime contractors default by failing to perform under the terms of the applicable contract. A termination arising out of our default could expose us to liability and have a material adverse effect on our ability to compete for future contracts and subcontracts. If the federal government or its prime contractors terminate and/or materially modify any of our contracts or if any applicable options are not exercised, our failure to replace sales generated from such contracts would result in lower sales and could adversely affect our earnings, which could have a material adverse effect on our business, results of operations and financial condition.

Our backlog as of June 30, 2011 was $294.3 million, of which approximately 46% represented firm contracts with agencies of the U.S. government or prime defense contractors or subcontractors of the U.S. government. There can be no assurance that any of the contracts comprising our backlog will result in actual sales in any particular period or that the actual sales from such contracts will equal our backlog estimates. Furthermore, there can be no assurance that any contract included in our backlog that generates sales will be profitable.

Our business could be adversely affected by a negative audit or other actions, including suspension or debarment, by the federal government.

As a federal government contractor, we must comply with and are affected by laws and regulations relating to the formation, administration and performance of government contracts. These laws and regulations affect how we do business with the federal government and our prime government contractors and subcontractors, and in some instances, impose added costs on our business. Federal government agencies routinely audit and investigate government contractors. These agencies review each contractor’s contract performance, cost structure and compliance with applicable laws, regulations and standards. Such agencies also review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed.

In addition, government contract payments received by us for allowable direct and indirect costs are subject to adjustment after audit by government auditors and repayment to the government if the payments exceed allowable costs as defined in the government contracts.

As a federal government contractor, we are subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities to which companies with solely commercial customers are not subject, the results of which could have a material adverse effect on our operations. If we were suspended or prohibited from contracting with the federal government generally, or any significant federal government agency specifically, if our reputation or relationship with federal government agencies were impaired or if the federal government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, results of operations and financial condition could be materially adversely affected.

Under some of our government contracts, we are required to maintain secure facilities and to obtain security clearances for personnel involved in performance of the contract, in compliance with applicable federal standards. If we were unable to comply with these requirements, or if personnel critical to our performance of these contracts were to lose their security clearances, we might be unable to perform these contracts or compete for other projects of this nature, which could adversely affect our revenue.

Our federal government contracts are subject to competitive bidding, both upon initial issuance and subsequent renewal. If we are unable to successfully compete in the bidding process or if we fail to receive renewal, it could have a material adverse effect on our business, results of operations and financial condition.

A significant portion of our federal government contracts are awarded through a competitive bidding process, including upon renewal, and we expect that this will continue to be the case. There often is significant competition and pricing pressure as a result of this process.

The competitive bidding process presents a number of risks such as:

•	we must expend substantial funds and time to prepare bids and proposals for contracts, which could detract attention from other parts of our business;

•	we may be unable to estimate accurately the resources and cost that will be required to complete any contract we win, which could result in substantial cost overruns; and

•
we may encounter expense and delay if our competitors protest or challenge awards of contracts to us, and any such protest or challenge could result in a requirement to resubmit bids on modified specifications or in termination, reduction or modification of the awarded contract.

The government contracts for which we compete typically have multiple option periods, and if we fail to win a contract, we generally will be unable to compete again for that contract for several years. If we fail to win new contracts or to receive renewal contracts, such failure could have a material adverse effect on our business, results of operations and financial condition.

New products are subject to greater technology, design and operational risks, and a delay in introducing new products could harm our competitive position.

Our future success is highly dependent upon the timely development and introduction of competitive new products at acceptable margins. However, there are greater design and operational risks associated with new products. The inability of our suppliers to produce advanced products, delays in commencing or maintaining volume shipments of new products, the discovery of product, process, software, or programming defects or failures and any related product returns could each have a material adverse effect on our business, financial condition, and results of operation.

We have experienced from time to time in the past, and expect to experience in the future, difficulties and delays in achieving satisfactory, sustainable yields on new products. Yield problems increase the cost of our new products as well as the time it takes us to bring them to market, which can create inventory shortages and dissatisfied customers. Any prolonged inability to obtain adequate yields or deliveries of new products could have a material adverse effect on our business, results of operations and financial condition.

Our failure to detect unknown defects in our products could materially harm our relationship with customers, our reputation and our business.

We may not be able to anticipate all of the possible performance or reliability problems that could arise with our existing or new products, which could result in significant product liability or warranty claims. In addition, any defects found in our products could result in a loss of sales or market share, failure to achieve market acceptance, injury to our reputation, indemnification claims, litigation, increased insurance costs and increased service costs, any of which could discourage customers from purchasing our products and materially harm our business.

Our purchase agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. However, the limitation of liability provisions contained in these agreements may not be effective as a result of federal, state or local laws, or ordinances or unfavorable judicial decisions in the United States or other countries. The insurance we maintain to protect against claims associated with the use of our products may not adequately cover all claims asserted against us. In addition, even if ultimately unsuccessful, such claims could result in costly litigation, divert our management’s time and resources, and damage our customer relationships.

Our AMS segment depends on third-party contractors to fabricate semiconductor products and we outsource other portions of our business; a failure to perform by these third parties may adversely affect our ability to bring products to market and damage our reputation.

As part of our efforts to minimize the amount of required capital investment in facilities, equipment and labor and increase our ability to quickly respond to changes in technology and customer requirements, our AMS segment outsources its semiconductor fabrication processes and we outsource certain other manufacturing and engineering functions to third parties. This reliance on third-party manufacturers and engineers involves significant risks, including lack of control over capacity allocation, delivery schedules, the resolution of technical difficulties and the development of new processes. We rely heavily on our third-party manufacturers to be able to deliver materials, know-how and technology to us without encumbrances. Disputes regarding the ownership of or rights in certain third-party intellectual property may preclude our third-party manufacturers from fulfilling our requirements at a reasonable cost or, in some cases, at all. A shortage of raw materials or production capacity could lead any of our third-party manufacturers to allocate available capacity to other customers, or to internal uses. If these third parties fail to perform their obligations in a timely manner or at satisfactory quality and cost levels, our ability to bring products to market and our reputation could suffer and our costs could increase. For example, during a market upturn, our contract manufacturers may be unable to meet our demand requirements, which may preclude us from fulfilling our customers’ orders on a timely basis, which could lead to a loss in sales. The ability of these third parties to perform is largely outside of our control.

Non-performance by our suppliers may adversely affect our operations.

Because we purchase various types of raw materials and component parts from suppliers, we may be materially and adversely affected by the failure of those suppliers to perform as expected. This non-performance may consist of delivery delays or failures caused by production issues or delivery of non-conforming products. The risk of non-performance may also result from the insolvency or bankruptcy of one or more of our suppliers. Our efforts to protect against and to minimize these risks may not always be effective. We may occasionally seek to engage new suppliers with which we have little or no experience. The use of new suppliers can pose technical, quality and other risks.

We use specialized technologies and know-how to design, develop and manufacture our products. Our inability to protect our intellectual property could hurt our competitive position, harm our reputation and adversely affect our results of operations.

As a technology company, we rely on our patents, trademarks, copyrights, trade secrets, and proprietary know-how and concepts. We attempt to protect our intellectual property rights, both in the United States and in foreign countries, through a combination of patent, trademark, copyrights and trade secret laws, as well as confidentiality agreements. Because of the differences in foreign trademark, copyright, patent and other laws concerning proprietary rights, our intellectual property rights may not receive the same degree of protection in foreign countries as they would in the United States. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, results of operations and financial condition. We believe that while the protection afforded by patent, trademark, copyright and trade secret laws may provide some advantages, the competitive position of participants in our industry is principally determined by such factors as the technical and creative skills of their personnel, the frequency of their new product developments and their ability to anticipate and rapidly respond to evolving market requirements. To the extent that a competitor effectively uses its intellectual property portfolio, including patents, to prevent us from selling products that allegedly infringe such competitor’s products, our results of operations could be materially adversely affected.

We have from time to time applied for patent protection relating to certain existing and proposed products, processes and services, but we do not have an active patent application strategy. When we do apply for patents, we generally apply in those countries where we intend to make, have made, use or sell patented products; however, we may not accurately predict all of the countries where patent protection will ultimately be desirable. If we fail to timely file a patent application in any such country, we may be precluded from doing so at a later date. Furthermore, we cannot assure you that any of our patent applications will be approved. We also cannot assure you that the patents issued as a result of our foreign patent applications will have the same scope of coverage as our United States patents. The patents we own could be challenged, invalidated or circumvented by others and may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. Further, we cannot assure you that competitors will not infringe our patents, or that we will have adequate resources to enforce our patents.

Some of our proprietary technology may have been developed under, or in connection with, U.S. government contracts or other federal funding agreements. With respect to technology developed under such agreements, the U.S. government may retain a nonexclusive, non-transferable, irrevocable, paid-up license to use the technology on behalf of the United States throughout the world. In addition, the U.S. government may obtain additional rights to such technology, or our ability to exploit such technology may be limited.

We rely on our trademarks, tradenames and brand names to distinguish our products and services from the products and services of our competitors, and have registered or applied to register many of these trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products and services, which could result in loss of brand recognition, and could require us to devote resources towards marketing new brands. Further, we cannot assure you that we will have adequate resources to enforce our trademarks.

We also rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements. We cannot assure you that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. If we are unable to maintain the proprietary nature of our technologies, our sales could decrease.

If third parties claim that we infringe upon or misappropriate their intellectual property rights, our net sales, gross margins and expenses could be adversely affected.

We face the risk of claims that we have infringed or misappropriated third parties’ intellectual property rights. We have been or are currently involved in various litigation matters involving claims of patent infringement and trade secret misappropriation. Any claims of patent or other intellectual property infringement, even those without merit, could:

•	be expensive and time consuming to defend;

•	cause us to cease making or using products that incorporate the challenged intellectual property;

•	require us to redesign, reengineer or rebrand our products, if feasible;

•	divert management’s attention and resources; and

•	require us to enter into licensing agreements in order to obtain the right to use a third party’s intellectual property.

Any licensing agreements, if required, may not be available to us on acceptable terms or at all. A successful claim of infringement against us could result in our being required to pay significant damages, enter into costly license agreements, or stop the sale of certain products, which could adversely affect our net sales, gross margins and expenses and harm our future prospects.

Many patent applications in the United States are maintained in secrecy for a period of time after they are filed, and therefore there is a risk that we could adopt a technology without knowledge of a pending patent application, which technology would infringe a third party patent once that patent is issued.

We license third-party technologies for the development of certain of our products, and if we fail to maintain these licenses or are unable to secure alternative licenses on reasonable terms, our business could be adversely affected.

We license third-party technologies that are integrated into certain of our products. If we are unable to continue to use or license these technologies on reasonable terms, or if these technologies fail to operate properly, we may not be able to secure alternatives in a timely manner and our ability to make these products could be harmed. In addition, licensed technology may be subject to claims that it infringes others’ technology, and we may lose access to or have restrictions placed on our use of the licensed technology. Certain technology, which we license, has been, or is currently, subject to such claims.

Our licenses of third-party technologies have certain requirements that we must meet to maintain the license. For instance, if we fail to meet certain minimum royalty or purchase amounts, or meet delivery deadlines, certain licenses may be converted from an exclusive license to a non-exclusive license, thus allowing the licensors to license the technology to our competitors. We cannot guarantee that third-party technologies that we license will not be licensed to our competitors. In the future, we may need to obtain additional licenses, renew existing license agreements or otherwise replace existing technology. We are unable to predict whether these license agreements can be obtained or renewed or the technology can be replaced on acceptable terms, or at all. In addition, if we are unable to successfully license technology from third parties to develop future products, we may not be able to develop such products in a timely manner or at all.

As part of our business strategy, we may complete acquisitions or divest non-strategic businesses and product lines and undertake restructuring efforts. These actions could adversely affect our business, results of operations and financial condition.

As part of our business strategy, we engage in discussions with third parties regarding, and enter into agreements relating to, acquisitions, joint ventures and divestitures in order to manage our product and technology portfolios and further our strategic objectives. We also continually look for ways to increase the profitability of our operations through restructuring efforts and to consolidate operations across facilities where synergies exist. In order to pursue this strategy successfully, we must identify suitable acquisition, alliance or divestiture candidates, complete these transactions, some of which may be large and complex, and integrate acquired companies. Integration and other risks of acquisitions can be more pronounced for larger and more complicated transactions, or if multiple acquisitions are pursued simultaneously.

The integration of acquisitions may make the completion and integration of subsequent acquisitions more difficult. However, if we fail to identify and complete these transactions, we may be required to expend resources to internally develop products and technology or may be at a competitive disadvantage or may be adversely affected by negative market perceptions, which may have a material adverse effect on our business, results of operations and financial condition.

Acquisitions may require us to integrate different company cultures, management teams and business infrastructures and otherwise manage integration risks. Even if an acquisition is successfully integrated, we may not receive the expected benefits of the transaction.

A successful sale or divestiture depends on various factors, including our ability to effectively transfer assets and liabilities, contracts, facilities and employees to the purchaser, identify and separate the intellectual property to be divested from the intellectual property that we wish to keep and reduce fixed costs previously associated with the divested assets of the business.

Managing acquisitions and divestitures requires varying levels of management resources, which may divert management’s attention from our other business operations. Acquisitions, including abandoned acquisitions, also may result in significant costs and expenses and charges to earnings.

Restructuring activities may result in business disruptions and may not produce the full efficiency and cost reduction benefits anticipated. Further, the benefits may be realized later than expected and the cost of implementing these measures may be greater than anticipated. If these measures are not successful, we may need to undertake additional cost reduction efforts, which could result in future charges. Moreover, we could experience business disruptions with customers and elsewhere if our cost reduction and restructuring efforts prove ineffective, and our ability to achieve our other strategic goals and business plans as well as our business, results of operations and financial condition could be materially adversely affected.

We rely on the significant experience and specialized expertise of our senior management and engineering staff and must retain and attract qualified engineers and other highly skilled personnel in order to grow our business successfully.

Our performance is substantially dependent on the continued services and performance of our senior management and our highly qualified team of engineers, many of whom have numerous years of experience and specialized expertise in our business. In order to be successful, we must retain and motivate executives and other key employees, including those in managerial, technical, marketing and information technology support positions. In particular, our product generation efforts depend on hiring and retaining qualified engineers. Attracting and retaining skilled workers and qualified sales representatives is also critical to us. Experienced management and technical, marketing and support personnel in the microelectronics and test solutions industries are in demand and competition for their talents is intense. Employee retention may be a particularly challenging issue following acquisitions or divestitures since we also must continue to motivate employees and keep them focused on our strategies and goals, which may be particularly difficult due to the potential distractions related to integrating the acquired operations or divesting businesses to be sold. If we lose the services of any key personnel, our business, results of operations and financial condition could be materially adversely affected.

We may be required to make significant payments to members of our management in the event their employment with us is terminated.

We are a party to employment agreements with each of Leonard Borow, our President and Chief Executive Officer, John Buyko, our Executive Vice President and President of our AMS division, John Adamovich, our Chief Financial Officer and Senior Vice President, Edward Wactlar, our General Counsel and Senior Vice President, Charles Badlato, our Vice President—Treasurer, and Carl Caruso, our Vice President—Manufacturing. In the event we terminate the employment of any of these executives, or in certain cases, if such executives terminate their employment with us, such executives will be entitled to receive certain severance and related payments. At June 30, 2011 the maximum aggregate amount payable by us to Messrs. Borow, Buyko, Adamovich, Wactlar, Badlato and Caruso upon the termination of their respective employment agreements with us is $12.1 million.

We rely on our information technology systems to manage numerous aspects of our business and a disruption of these systems could adversely affect our business.

Our information technology, or IT, systems are an integral part of our business. We depend on our IT systems for scheduling, sales order entry, purchasing, materials management, accounting and production functions. Our IT systems also allow us to ship products to our customers on a timely basis, maintain cost-effective operations and provide a high level of customer service. Some of our systems are not fully redundant, and our disaster recovery planning does not account for all eventualities. A serious disruption to our IT systems could significantly limit our ability to manage and operate our business efficiently, which in turn could have a material adverse effect on our business, results of operations and financial condition.

Due to the international nature of our business, political or economic changes could harm our future sales, expenses and financial condition.

Our future sales, costs and expenses could be adversely affected by a variety of international factors, including:

•	changes in a country’s or region’s political or economic conditions;

•	longer accounts receivable cycles;

•	trade protection measures;

•	unexpected changes in regulatory requirements;

•	differing technology standards and/or customer requirements; and

•	import or export licensing requirements, which could affect our ability to obtain favorable terms for components or lead to penalties or restrictions.

For the year ended June 30, 2011, sales of our products to foreign customers accounted for approximately 46% of our net sales. As of June 30, 2011, we employed approximately 800 employees overseas. In addition, a portion of our product and component manufacturing, along with key suppliers, is located outside of the United States, and also could be disrupted by some of the international factors described above.

Certain of our products and international sales may be subject to International Traffic in Arms Regulations, the Export Administration Regulations, Foreign Corrupt Practices Act and other U.S. and foreign government laws, regulations, policies and practices, which may adversely affect our business, results of operations and financial condition.

Our international sales, for which we also use foreign representatives and consultants, are subject to U.S. laws, regulations and policies, including the International Traffic in Arms Regulations (ITAR) and the Foreign Corrupt Practices Act and other export laws and regulations, as well as foreign government laws, regulations and procurement policies and practices which may differ from the U.S. Government regulations in this regard. The ITAR requires export licenses from the U.S. Department of State for products shipped outside the U.S. that have military or strategic applications. In this connection, we have filed certain Voluntary Disclosures with the Directorate of Defense Trade Controls, U.S. Department of State describing possible inadvertent violations involving, among other things, the unlicensed export of controlled products to end-users in a number of countries, including China and Russia. We have also identified other ITAR noncompliance in the pre-acquisition business activities of certain acquired companies. These matters have been formally disclosed to the U.S. Department of State. See Item 3 - “Legal Proceedings”.

Compliance with the directives of the U.S. Department of State may result in substantial legal and other expenses and the diversion of management time. In the event that a determination is made that we or any entity we have acquired has violated the ITAR with respect to any matters, we may be subject to substantial monetary penalties that we are unable to quantify at this time, and/or suspension or revocation of our export privileges and criminal sanctions, which may have a material adverse effect on our business, results of operations and financial condition.

We are also subject to the Export Administration Regulations, or EAR. The EAR regulates the export of certain “dual use” items and technologies and, in some instances, requires a license from the U.S. Department of Commerce.  We can give no assurance that under either the ITAR or the EAR we will continue to be successful in obtaining the necessary licenses and authorizations or that certain sales will not be prevented or delayed.

We are exposed to foreign currency exchange rate risks that could adversely affect our business, results of operations and financial condition.

We are exposed to foreign currency exchange rate risks that are inherent in our sales commitments, anticipated sales, and assets and liabilities that are denominated in currencies other than the U.S. dollar. Our exposure to foreign currency exchange rates relates primarily to the British pound and the Euro. For the year ended June 30, 2011, sales of our products to foreign customers accounted for approximately 46% of our net sales. In addition, a portion of our product and component manufacturing, along with key suppliers, are located outside of the United States. Failure to sufficiently hedge or otherwise manage foreign currency risks properly could have a material adverse effect on our business, results of operations and financial condition.

Compliance with and changes in environmental, health and safety laws regulating the present and past operations of our business and the business of predecessor companies could increase the costs of producing our products and expose us to environmental claims.

Our business is subject to numerous federal, state, local and foreign laws and regulations concerning environmental, health and safety matters, including those relating to air emissions, wastewater discharges and the generation, handling, use, storage, transportation, treatment and disposal of, or exposure to, hazardous substances. Violations of such laws and regulations can lead to substantial fines and penalties and other civil or criminal sanctions. We incur costs associated with compliance with these laws and regulations and we face risks of additional costs and liabilities including those related to the investigation and remediation of, or claims for personal injuries or property damages associated with, past or present contamination, at current as well as former properties utilized by us and at third-party disposal sites, regardless of fault or the legality of the original activities that led to such contamination.

In addition, future developments, such as changes in laws and regulations or the enforcement thereof, more stringent enforcement or interpretation thereof and claims for property damage or personal injury could cause us to incur substantial losses or expenditures. Although we believe we are materially compliant with all applicable current laws and regulations, any new or modified laws or regulations, or the discovery of any currently unknown non-compliance or contamination, could increase the cost of producing our products, which could have a material adverse effect on our business, results of operations and financial condition.

Efforts to comply with laws and regulations applicable to public companies will involve significant expenditures, and non-compliance with those laws and regulations may adversely affect us.

The Sarbanes-Oxley Act of 2002 and the Dodd-Frank Act of 2010, as well as the related rules and regulations promulgated by the Securities and Exchange Commission and the New York Stock Exchange that are applicable to us have increased the scope, complexity and cost of our corporate governance, reporting and disclosure practices. We could also experience greater outside and internal costs as a result of our continuing efforts to comply with the Sarbanes-Oxley Act, including Section 404. The effort to comply with our legal and regulatory obligations may divert management’s attention from other business concerns, which could adversely affect our operating performance. In addition, we may identify significant deficiencies or material weaknesses that we cannot remedy in a timely manner.

Changes in tax rates or policies or changes to our tax liabilities could affect operating results.

We are subject to taxation in the United States and various other countries, including the United Kingdom, Sweden, Germany and China. Significant judgment is required to determine and estimate our worldwide tax liabilities and our future annual and quarterly tax rates could be affected by numerous factors, including changes in the applicable tax laws, composition of earnings in countries or states with differing tax rates, repatriation of foreign earnings to the United States or our valuation and utilization of deferred tax assets and liabilities. In addition, we are subject to regular examination of our income tax returns by the Internal Revenue Service and other taxing authorities. Although we believe our tax estimates are reasonable, we regularly evaluate the adequacy of our provision for income taxes, and there can be no assurance that any final determination by a taxing authority will not result in additional tax liability which could have a material adverse effect on our results of operations.

Accounting standards periodically change and the application of our accounting policies and methods may require management to make estimates about matters that are uncertain.

The regulatory bodies that establish accounting standards, including, among others, the Financial Accounting Standards Board and the SEC, periodically revise or issue new financial accounting and reporting standards that govern the preparation of our consolidated financial statements. The effect of such revised or new standards on our consolidated financial statements can be difficult to predict and can materially impact how we record and report our results of operations and financial condition. In addition, our management must exercise judgment in appropriately applying many of our accounting policies and methods so they comply with generally accepted accounting principles. In some cases, the accounting policy or method chosen might be reasonable under the circumstances and yet might result in our reporting materially different amounts than would have been reported if we had selected a different policy or method. Accounting policies are critical to fairly presenting our results of operations and financial condition and may require management to make difficult, subjective or complex judgments about matters that are uncertain.

Our operations are subject to business interruptions and casualty losses.

Our business is subject to numerous inherent risks, particularly unplanned events such as inclement weather, explosions, fires, terrorist acts, other accidents, equipment failures and transportation interruptions. While our insurance coverage could offset losses relating to some of these types of events, our business, results of operations and financial condition could be materially adversely affected to the extent any such losses are not covered by our insurance.

Risks Related to our Indebtedness

Instability in financial markets could adversely affect our ability to access additional capital.

In recent years, the volatility and disruption in the capital and credit markets have reached unprecedented levels. If these conditions continue or worsen, there can be no assurance that we will not experience a material adverse effect on our ability to borrow money, including under our senior secured credit facility, or have access to capital, if needed. Although our lenders have made commitments to make funds available to us in a timely fashion, our lenders may be unable or unwilling to lend money. In addition, if we determine that it is appropriate or necessary to raise capital in the future, the future cost of raising funds through the debt or equity markets may be more expensive or those markets may be unavailable. If we were unable to raise funds through debt or equity markets, it could have a material adverse effect on our business, results of operations and financial condition.

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations.

We have a significant amount of indebtedness. As of June 30, 2011, we had $725.4 million of debt outstanding, including $725.0 million of secured debt under our senior secured credit facility. Additionally, as of June 30, 2011, we had the ability to borrow an additional $75.0 million under the revolving portion of our senior secured credit facility.

Our substantial indebtedness could have important consequences. For example, it could:

•	make it more difficult for us to satisfy our obligations;

•	increase our vulnerability to general adverse economic and industry conditions;

•
require us to dedicate a substantial portion of our worldwide cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt;

•	limit our ability to borrow additional funds; and

•	adversely impact our ability to comply with the covenants and restrictions in our debt agreements, and, in turn, could result in a default under our debt agreements.

Increases in interest rates could increase interest costs under our senior secured credit facility.

We are subject to interest rate risk in connection with borrowings under our senior secured credit facility. We currently do not have interest rate swap agreements hedging this debt.  As of June 30, 2011, there was $725.0 million outstanding at adjusted LIBOR plus 3.0% under the term-loan portion of the senior secured credit facility, all of which is subject to variable interest rates. The adjusted LIBOR, as defined in the senior secured credit facility, has a floor of 1.25% on the term loan. Based on the adjusted LIBOR of 0.25% as of June 30, 2011, an increase of 1% in interest rates would not increase our annual interest expense due to the 1.25% floor.  Any 1% increase in interest rates above the 1.25% floor would result in a $7.3 million increase in our annual interest expense. A 1% change in interest rates would result in a $763,000 change in our annual interest expense on the revolving loan borrowings, assuming the entire $75.0 million was outstanding. Any debt we incur in the future may also bear interest at floating rates.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt, which could further exacerbate the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of our debt allow us to incur substantial amounts of additional debt, subject to certain limitations. For example, we have up to $75.0 million of availability under the revolving portion of our senior secured credit facility and we have the ability to increase the aggregate amount of our senior secured credit facility by up to an aggregate amount equal to the greater of (i) $150.0 million and (ii) such greater amount if as of the last day of the most recently ended fiscal quarter, the senior secured leverage ratio would be 4.50:1 or less after giving effect to such greater amount as if such greater amount were drawn in its entirety as of such date, in each case without the consent of any person other than the institutions agreeing to provide all or any portion of such increase. Such institutions have not committed to any increases in our senior secured credit facility. If new indebtedness is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face would intensify.

To service our indebtedness and other obligations, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness and to fund working capital needs and planned capital expenditures, will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control.

Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under our senior secured credit facility or otherwise in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. In addition, to the extent we have consolidated excess cash flow, as defined in the credit agreement governing our senior secured credit facility, we must use specified portions of the excess cash flow to prepay the senior secured credit facility. We may need to refinance all or a portion of our indebtedness on or before the maturity thereof. We may not be able to refinance any of our indebtedness on commercially reasonable terms or at all.

In addition, if for any reason we are unable to meet our debt service obligations, we would be in default under the terms of our agreement governing our outstanding debt. If such a default were to occur, the lenders under our senior secured credit facility could elect to declare all amounts outstanding under our senior secured credit facility immediately due and payable, and the lenders would not be obligated to continue to advance funds to us. If the amount outstanding under this debt agreement is accelerated, our assets may not be sufficient to repay in full the amount owed to our debt holders.

Our senior secured credit facility imposes significant operating and financial restrictions, which may prevent us from capitalizing on business opportunities and taking some actions.

Our senior secured credit facility contains restrictions on our activities, including but not limited to covenants that restrict us and our restricted subsidiaries, as defined in our senior secured credit facility, from:

•	incurring additional indebtedness and issuing disqualified stock or preferred stock;

•	making certain investments or other restricted payments;

•	paying dividends and making other distributions with respect to capital stock, or repurchasing, redeeming or retiring capital stock or subordinated debt;

•	selling or otherwise disposing of our assets;

•	under certain circumstances, issuing or selling equity interests;

•	creating liens on our assets;

•	consolidating or merging with, or acquiring in excess of specified annual limitations, another business, or selling or disposing of all or substantially all of our assets; and

•	entering into certain transactions with our affiliates.

In addition, under our senior secured credit facility, we are required to comply with a maximum total leverage ratio test. If we fail to maintain compliance with the maximum total leverage ratio test under our senior secured credit facility and do not remedy any non-compliance through the issuance of additional equity interests pursuant to the limited cure right set forth therein, we will be in default. The senior secured credit facility also requires us to use specified portions of our consolidated excess cash flow, as defined in the agreement governing our senior secured credit facility, to prepay the senior secured credit facility.

The restrictions in our senior secured credit facility may prevent us from taking actions that we believe would be in the best interest of our business, and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. We also may incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. We may not be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements, and we may not be able to refinance our debt on terms acceptable to us, or at all. The breach of any of these covenants and restrictions could result in a default under our senior secured credit facility. An event of default under our debt agreement could permit our lenders to declare all amounts borrowed from them to be due and payable.

Aeroflex Holding is a holding company with no significant business operations of its own and depends on its subsidiaries for cash.

Aeroflex Holding is a holding company with no significant business operations of its own. Our subsidiaries conduct all of our operations and own substantially all of our assets. Dividends and cash from our subsidiaries will be our principal sources of cash to repay indebtedness and fund operations. Accordingly, our ability to repay our indebtedness and fund operations is dependent on the earnings and the distribution of funds from our subsidiaries. In addition, Aeroflex, our direct subsidiary and primary obligor under our outstanding indebtedness, is also dependent to a significant extent on the cash flow of its subsidiaries in order to meet its debt service obligations.

The agreement governing our debt instrument significantly restricts our subsidiaries from paying dividends and otherwise transferring cash or other assets to any party other than us. In addition, some of our subsidiaries are subject to minimum regulatory capital requirements, which may limit their ability to pay dividends or distributions or make loans to us. Furthermore, our subsidiaries are permitted under the agreement governing our debt instrument to incur additional indebtedness that may severely restrict or prohibit the making of distributions, the payment of dividends or the making of loans by our subsidiaries to us.

Our subsidiaries are separate and distinct legal entities. Any right we have to receive any assets of or distributions from any of our subsidiaries upon the bankruptcy, dissolution, liquidation or reorganization of any such subsidiary, or to realize proceeds from the sale of their assets, will be junior to the claims of that subsidiary’s creditors, including trade creditors and holders of debt issued by that subsidiary.

Risks Related to Ownership of our Common Stock

Our stock price may be volatile, and you may not be able to resell shares of our common stock at or above the price you paid.

Shares of our common stock were sold in our IPO in November 2010 at a price of $13.50 per share and our common stock has subsequently traded on the New York Stock Exchange at closing sales prices between $7.69 and $20.10 per share. There has been a public market for our common stock for only a short period of time. An active, liquid and orderly market for our common stock may not be sustained. If an active, liquid and orderly market is not sustained, you may have difficulty selling any of our common stock that you buy. Furthermore, the market price of our common stock may be influenced by many factors, some of which are beyond our control, including:

•	the failure of securities analysts to continue to cover our common stock, or changes in financial estimates or recommendations by analysts;

•	actual or anticipated variations in our or our competitors’ operating results;

•	failure by us or our competitors to meet analysts’ projections or guidance that we or our competitors may give the market;

•	future sales of common stock;

•	investor perceptions of us and the industry;

•	the public’s reaction to our press releases, our public announcements and our filings with the Securities and Exchange Commission;

•	our ability to develop and market new and enhanced products on a timely basis;

•	our commencement of, or involvement in, litigation;

•	departure of key personnel;

•	changes in governmental regulations;

•	general economic conditions; and

•	the other factors described elsewhere in these “Risk Factors”.

As a result of these factors, investors in our common stock may experience a decrease, which could be substantial, in the value of their investment, including decreases unrelated to our operating performance or prospects. In addition, the stock market has at certain times, including recently, experienced extreme price and volume fluctuations. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of publicly traded shares of a company, securities class-action litigation has often been instituted against that company. Such litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources, which could materially and adversely harm our results of operations and financial condition.

We are controlled by the Sponsors, whose interests may not be aligned with yours.

The Sponsors, through their outstanding membership interests in the parent LLC, control 76.7% of our common stock. As a result, the Sponsors control the election of our directors, determine our corporate and management policies and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. In connection with our IPO, we entered into a director designation agreement that provides for the right of the parent LLC to nominate designees to our board of directors. In addition, the limited liability company agreement of the parent LLC provides that the parent LLC may not permit us to take certain actions without the consent of each of the Sponsors. Seven of our thirteen directors are either employees of or advisors to the Sponsors. The Sponsors will also have sufficient voting power to amend our organizational documents. The interests of the Sponsors may not coincide with the interests of other holders of our common stock.

Additionally, each of the Sponsors is in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. The Sponsors may also pursue, for their own accounts, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. Our Amended and Restated Certificate of Incorporation renounces our interest and expectancy in corporate opportunities presented to the parent LLC or any of its members, including the Sponsors, or any of their respective officers, directors, agents, employees, stockholders, members, partners, affiliates and subsidiaries (other than us and our subsidiaries), or any of our directors who is not an employee (other than opportunities presented to such directors in writing solely in their capacity as our director) and provides that none of such persons or entities have any duty to disclose such potential corporate opportunities to us or refrain from competing with us, even if such opportunities are ones we or our subsidiaries might reasonably be deemed to have pursued or had the desire to pursue. Furthermore, such persons or entities may take such corporate opportunities for themselves or offer them to other persons or entities. Our Sponsors may also consider combining our operations with those of another company. So long as the Sponsors continue to own a significant amount of the outstanding shares of our common stock, they will continue to be able to strongly influence or effectively control our decisions, including potential mergers or acquisitions, asset sales and other significant corporate transactions.

In addition, our Amended and Restated Certificate of Incorporation provides that so long as the parent LLC owns a majority of our then-outstanding common stock, the advance notice procedures for stockholder proposals do not apply to it. Furthermore, our Amended and Restated Certificate of Incorporation may be amended by the affirmative vote of the holders of a majority of our common stock at any time that the parent LLC owns at least a majority of our common stock. At any time that the parent LLC does not own at least a majority of our common stock, (i) amendments to the provisions of our Amended and Restated Certificate of Incorporation relating to directors (other than removal of directors), voting, amendments (except as described below), advance notice bylaws, exculpation, indemnification and stockholder meetings will require the affirmative vote of the holders of at least 66 2/3% of our common stock, (ii) amendments to the provisions of our Amended and Restated Certificate of Incorporation relating to corporate opportunities and business combinations with interested stockholders and to any provision of our Amended and Restated Certificate of Incorporation that requires the vote of at least 80% of the stockholders (including the provisions relating to removal of directors and amendments to our Amended and Restated Bylaws by stockholders at such times as the parent LLC does not own a majority of our outstanding common stock) will require the affirmative vote of the holders of at least 80% of our then outstanding common stock and (iii) amendments to all other provisions of our Amended and Restated Certificate of Incorporation will require the affirmative vote of the holders of a majority of our common stock.

We are a “controlled company” within the meaning of the New York Stock Exchange rules and, as a result, we qualify for, and we rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.

The parent LLC controls a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the New York Stock Exchange corporate governance standards. Under these rules, if more than 50% of the voting power of a listed company is held by an individual, group or another company, the listed company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

•	the requirement that a majority of the Board of Directors consist of independent directors;

•
the requirement that we have a corporate governance and nominating committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•	the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	the requirement for an annual performance evaluation of the corporate governance and nominating committee and the compensation committee.

We currently utilize these exemptions and intend to continue to utilize these exemptions. As a result, we do not have a majority of independent directors, our corporate governance and nominating committee and compensation committee do not consist entirely of independent directors and such committees are not subject to annual performance evaluations. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the New York Stock Exchange.

Even if the Sponsors no longer control us in the future, certain provisions of our charter documents, the director designation agreement between us and the parent LLC and our financing agreements, as well as Delaware law, could discourage, delay or prevent a merger or acquisition at a premium price.

Our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws contain provisions that:

•
permit us to issue, without any further vote or action by our stockholders, 50,000,000 shares of preferred stock in one or more series and, with respect to each series, to fix the number of shares constituting the series and the designation of the series, the voting powers (if any) of the shares of such series, and the preferences and other special rights, if any, and any qualifications, limitations or restrictions, of the shares of the series;

•	limit our stockholders’ ability to call special meetings; and

•	make Section 203 of Delaware General Corporation Law applicable to business combinations with interested stockholders under certain circumstances.

In addition, our director designation agreement with the parent LLC provides for the right of the parent LLC to nominate to our board of directors (i) such number of individuals as are designated by the parent LLC until such time as we are required to comply with the requirement under the New York Stock Exchange corporate governance standards that a majority of our board of directors consist of independent directors and (ii) during such time as (A) the parent LLC owns less than a majority but at least one share of our outstanding common stock and (B) we are required to comply with the requirement under the New York Stock Exchange corporate governance standards that a majority of our board of directors consist of independent directors, four individuals designated by the parent LLC.

In addition, upon the occurrence of certain kinds of change of control events, amounts outstanding under our senior secured credit facility will be accelerated. The foregoing provision may impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing stockholders.

If a substantial number of shares become available for sale and are sold in a short period of time, the market price of our common stock could decline.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. The perception in the public market that our controlling stockholder might sell shares of common stock could adversely affect prevailing market prices for our common stock and could impair our future ability to obtain capital through an offering of equity securities. As of June 30, 2011 we had 84,789,180 shares of common stock outstanding, of which 65 million shares were held by the parent LLC, constituting 76.7% of our outstanding common stock. We and the parent LLC may sell shares of common stock in subsequent public or private offerings. We also may issue additional shares of common stock to finance future acquisitions. The parent LLC is a party to a registration rights agreement with us which grants the parent LLC and the Sponsors rights to require us to effect the registration of their shares of common stock. In addition, if we propose to register any of our common stock under the Securities Act, whether for our own account or otherwise, the parent LLC is entitled to include its shares of common stock in that registration.

We do not intend to pay dividends on our common stock for the foreseeable future and the instruments governing our current indebtedness contain various covenants that may limit our ability to pay dividends.

We do not intend to pay cash dividends on our common stock in the foreseeable future. Our board of directors may, in its discretion, modify or repeal our dividend policy. The declaration and payment of dividends depends on various factors, including: our net income, financial conditions, cash requirements, future prospects and other factors deemed relevant by our board of directors. In addition, we are a holding company that does not conduct any business operations of our own. As a result, we are dependent upon cash dividends and distributions and other transfers from our subsidiaries to make dividend payments on our common stock.

The instrument governing our current indebtedness contains covenants which place limitations on the amount of dividends we may pay. In addition, under Delaware law, our board of directors may declare dividends only to the extent of our “surplus” (which is defined as total assets at fair market value minus total liabilities, minus statutory capital), or if there is no surplus, out of net profits for the then current and/or immediately preceding fiscal year.

We plan to issue options and/or restricted stock, which have the potential to dilute stockholder value and cause the price of our common stock to decline.

We expect to offer stock options, restricted stock and/or other forms of stock-based compensation to our directors, officers, employees and consultants. If the options that we issue are exercised, or the restricted stock that we issue vests, and those shares are sold into the public market, the market price of our common stock may decline. In addition, the availability of shares of common stock for award under our equity incentive plan, or the grant of stock options, restricted stock or other forms of stock-based compensation, may adversely affect the market price of our common stock.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our headquarters are located in Plainview, Long Island, New York, where we have approximately 90,000 square feet of space, including manufacturing space, that is utilized by both AMS and ATS. The following table sets forth information concerning the significant properties owned or leased by us.

	Approximate			Expiration of
Location	Square Footage	Purpose	Owned/Leased	Lease

AMS Properties
Ann Arbor, Michigan	32,000	(1)(2)	Owned	N/A
Ann Arbor, Michigan	12,000	(1)(2)	Leased	2018
Colorado Springs, Colorado	102,000	(3)(4)(5)(6)	Owned	N/A
Colorado Springs, Colorado	33,000	(3)(4)(7)	Leased	2016
Eatontown, New Jersey	46,000	(1)(2)	Leased	2021
Frederick, Maryland	32,000	(1)(2)	Leased	2021
Gothenburg, Sweden	9,000	(6)	Leased	2011
Hauppauge, Long Island, New York	47,000	(8)(9)	Leased	2017
Lawrence, Massachusetts	28,000	(1)(2)	Leased	2014
Londonderry, New Hampshire	43,000	(1)(2)	Leased	2017
Nanjing, China	22,000	(1)	Leased	2014
Naples, Florida	44,000	(9)	Leased	2013
Plainview, Long Island, New York	52,000	(3)(4)	Owned	N/A
Plainview, Long Island, New York	21,000	(4)	Leased	2013
Sunnyvale, California	27,000	(1)(2)	Leased	2012

ATS Properties
Austin, Texas	14,000	(10)	Leased	2016
Cupertino, California	20,000	(11)	Leased	2014
Ismaning, Germany	45,000	(12)(13)	Leased	2012
Lenexa, Kansas	54,000	(14)	Leased	2015
Plainview, Long Island, New York	17,000	(10)	Owned	N/A
Powell, Ohio	20,000	(11)	Leased	2011
Stevenage, England	142,000	(10)(12)(13)(14)(15)	Owned	N/A
Wichita, Kansas	156,000	(14)(15)	Owned	N/A

(1)	Manufacturing of RF and microwave components.

(2)	Research and development of RF and microwave components.

(3)	Manufacturing of HiRel microelectronics/semiconductors.

(4)	Research and development of HiRel microelectronics/semiconductors.

(5)	Manufacturing of mixed-signal/digital ASICs.

(6)	Research and development of mixed-signal/digital ASICs.

(7)	Radiation testing and validation of HiRel microelectronics/semiconductors.

(8)	Research and development of motion control products.

(9)	Manufacturing of motion control products.

(10)	Manufacturing and research and development of general purpose test equipment and other.

(11)	Manufacturing and research and development of synthetic test equipment.

(12)	Manufacturing of wireless test equipment.

(13)	Research and development of wireless test equipment.

(14)	Manufacturing and research and development of avionics test equipment.

(15)	Manufacturing and research and development of military radio and PMR test equipment.

We believe that our facilities are adequate for our current and presently foreseeable needs and that we will be able to renew or replace our expiring leases on our rental properties on commercially reasonable terms.

ITEM 3.   LEGAL PROCEEDINGS

In March 2005, we sold the net assets of our shock and vibration control device manufacturing business, which we refer to as VMC. Under the terms of the sale agreements, we retained certain liabilities relating to adverse environmental conditions that existed at the premises occupied by VMC as of the date of sale. We recorded a liability for the estimated remediation costs related to adverse environmental conditions that existed at the VMC premises when it was sold. The accrued environmental liability at June 30, 2011 was $1.7 million, of which $350,000 was expected to be paid within one year.

We have identified instances of noncompliance with the International Traffic in Arms Regulations (“ITAR”) in certain of our past business activities as well as in the pre-acquisition business activities of certain acquired companies. These include the inadvertent misclassification and/or export of products without the required license and the disclosure of controlled technology to certain foreign national employees. These matters were formally disclosed to the U.S. Department of State from time to time from fiscal 2007 through fiscal 2011.

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

At this time it is not possible to determine whether any fines or other penalties will be assessed against us or the materiality of the outcome of any of these ITAR matters.

We are also involved in various other claims and legal actions that arise in the ordinary course of business. We do not believe that the ultimate resolution of any of these actions will have a material adverse effect on our business, results of operations, financial position, liquidity or capital resources.

ITEM 4.   (REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the New York Stock Exchange under the symbol “ARX” since our IPO in November 2010. Prior to that time, there was no public market for our common stock.

The following table sets forth, for the periods indicated, the high and low closing sales prices of our common stock as reported on the New York Stock Exchange:

	High	Low
Fiscal 2011
Second quarter (from November 19, 2010)	$16.61	$13.50
Third quarter	20.10	15.28
Fourth quarter	19.37	16.73

Holders

As of August 30, 2011, there were two record holders of our common stock, not including beneficial owners holding stock in the name of a nominee.

Dividends

We have not to date paid dividends on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future. We are a holding company that does not conduct any business operations of our own. As a result, we are dependent upon cash dividends and distributions and other transfers from our subsidiaries to make dividend payments on our common stock. The amounts available to us to pay cash dividends are restricted by our subsidiaries’ debt agreements. The declaration and payment of dividends also is subject to the discretion of our board of directors and depends on various factors, including our net income, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.

In addition, under Delaware law, our board of directors may declare dividends only to the extent of our surplus (which is defined as total assets at fair market value minus total liabilities, minus statutory capital) or, if there is no surplus, out of our net profits for the then current and/or immediately preceding fiscal year.

Equity Incentive Plan Information as of June 30, 2011

In June 2011, our board of directors adopted a new equity incentive plan, which has not yet been approved by the stockholders. The equity incentive plan is designed to motivate and retain individuals who are responsible for the attainment of our primary long-term performance goals and the plan covers directors, officers, employees and consultants. The plan provides for the grant of stock options, restricted stock and other forms of stock based compensation to participants of the plan selected by the compensation committee of our board of directors or a sub-committee of the compensation committee. The terms and conditions of awards will be determined by the compensation committee or sub-committee.  As of June 30, 2011, 4,462,632 shares of our common stock are reserved and available for grants pursuant to this plan and no awards were granted under this plan.

Use of Proceeds

In November 2010, we consummated an IPO of our common stock in which we sold 19,789,180 shares of common stock at a price of $13.50 per share. We received net proceeds of $244.0 million from the IPO, after deducting underwriting discounts and offering expenses, including a $2.5 million transaction fee which was paid to affiliates of the Sponsors under the advisory agreement with them for services directly attributable to the equity offering (“Transaction Fee”). In connection with the IPO, we:

•
Repurchased an aggregate of $186.6 million of our then existing senior unsecured notes and senior subordinated unsecured term loans and paid $21.1 million of tender premiums and expenses related thereto;

•
Paid a $16.9 million termination fee to affiliates of the Sponsors to terminate the advisory agreement with them, which, including the related write-off of prepaid advisory fees, resulted in an $18.1 million expense (“Termination Fee”); and

•	Amended our then existing senior secured credit facility, for which a $3.3 million fee was paid to the lenders.

Issuer Purchases of Equity Securities

None.

ITEM 6.   SELECTED FINANCIAL DATA

The consolidated financial data presented for the fiscal years ended June 30, 2011, 2010 and 2009, and for the period from August 15, 2007 to June 30, 2008 represent the results of Aeroflex Holding, which was formed in connection with the Going Private Transaction, together with its consolidated subsidiaries. Aeroflex Holding is referred to after the Going Private Transaction as the Successor or Successor Entity. The consolidated financial data for periods prior to August 15, 2007 represent Aeroflex’s results prior to the Going Private Transaction, and we refer to Aeroflex prior to the Going Private Transaction as the Predecessor or Predecessor Entity. The purchase method of accounting was applied effective August 15, 2007 in connection with the Going Private Transaction. Therefore, our consolidated financial data for periods before August 15, 2007 are presented on a different basis than those for the periods after August 14, 2007 and, as such, are not comparable.

	(Successor Entity)				(Predecessor Entity)
				Period	Period
				August 15,	July 1,
				2007	2007
				to	to	Year Ended
	Years Ended June 30,			June 30,	August 14,	June 30,
	2011	2010	2009	2008	2007	2007
	(In thousands, except per share data)

Statement of Operations Data:

Net sales	$729,414	$655,048	$599,336	$604,991	$38,221	$593,146

Income (loss) from continuing operations	(34,668)	(12,269)	(76,688)	(100,604)	(14,408)	8,794

Income (loss) from discontinued operations, net	-	-	-	(4,821)	(2,508)	(3,868)

Net income (loss)	(34,668)	(12,269)	(76,688)	(105,425)	(16,916)	4,926

Income (loss) from continuing operations per common share - basic (1)	$(0.45)	$(0.19)	$(1.18)	$(1.62)

Weighted average number of common shares outstanding - basic	77,153	65,000	65,000	65,000

(1)	Retroactively adjusted to give effect to our 65,000,000-for-1 common stock split in November 2010.

Besides the Going Private Transaction, the comparability of the selected financial data provided above is affected by the data in the table below for each of the periods shown, as more completely described in the notes to our consolidated financial statements appearing elsewhere herein.

The data in the table below affects the comparability of the results of operations for each of the periods shown:

(All items shown in this table are before income taxes)

	(Successor Entity)				(Predecessor Entity)
				Period	Period
				August 15,	July 1,
				2007	2007
				to	to	Year Ended
	Years Ended June 30,			June 30,	August 14,	June 30,
	2011	2010	2009	2008	2007	2007
	(In thousands)

Amortization of acquired intangibles	$63,672	$61,915	$62,962	$73,076	$1,692	$13,006
Share based compensation	2,254	2,076	1,955	3,123	214	4,084
Restructuring charges	14,783	385	4,102	6,995	3,778	2,840
Lease termination costs	-	-	-	-	576	-
Business acquisition costs	282	921	-	-	-	-
Going Private Transaction and
merger related expenses	1,222	2,858	4,283	36,585	5,036	30,584
Termination of Sponsor Advisory Agreement	18,133	-	-	-	-	-
Loss on liquidation of foreign subsidiary	-	7,696	-	-	-	-
Impairment of goodwill and other intangibles	-	-	41,225	-	-	-
Increase in fair value of acquisition contingent
consideration liability	1,834	-	-	-	-	-
Acquired in-process R&D costs	-	-	1,665	24,975	-	-
Current period impact of acquisition related
adjustments (inventory, depreciation and
deferred revenue)	1,645	3,059	5,149	45,578	57	-
Interest expense	66,204	83,948	83,823	74,658	275	672
Loss on extinguishment of debt and write-off of deferred financing costs	59,395	-	-	-	-	-
Gain from a bargain purchase of a business	(173)	(3,993)	-	-	-	-

	(Successor Entity)				(Predecessor Entity)
				Period	Period
				August 15,	July 1,
				2007	2007
				to	to	Year Ended
	Years Ended June 30,			June 30,	August 14,	June 30,
	2011	2010	2009	2008	2007	2007
	(In thousands)

Balance Sheet Data (at end of period):
Working capital (1)	$324,251	$239,952	$221,406	$220,855	$218,072	$201,603
Total assets	1,395,926	1,356,140	1,361,597	1,478,999	682,776	674,396
Long-term debt (including current portion)	725,385	901,847	889,348	878,811	3,554	3,583
Stockholders' equity	383,524	150,984	159,760	276,648	506,622	510,697

Other Financial Data:
EBITDA (unaudited)(2)	76,177	155,195	76,229	28,159	(17,302)	64,543

Adjusted EBITDA (unaudited)(3)	183,698	166,130	145,340

(1)	Working capital is defined as current assets less current liabilities.

(2)	As used herein, "EBITDA" represents income (loss) from continuing operations plus (i) interest expense, (ii) provision (benefit) for income taxes and (iii) depreciation and amortization.

We have included information concerning EBITDA in this report because we believe that such information is used by certain investors, securities analysts and others as one measure of an issuer's performance and historical ability to service debt. In addition, we use EBITDA when interpreting operating trends and results of operations of our business. EBITDA is also widely used by us and others in our industry to evaluate and to price potential acquisition candidates. EBITDA is a non-GAAP financial measure and should not be considered as an alternative to, or more meaningful than, earnings from operations, cash flows from operations or other traditional Generally Accepted Accounting Principles (“GAAP”) indications of an issuer's operating performance or liquidity. EBITDA has important limitations as an analytical tool and you should not consider this measure in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. For example, EBITDA:

•	excludes certain tax payments that may represent a reduction in cash available to us;

•	does not consider capital expenditure requirements for the assets being depreciated and amortized that may have to be replaced in the future;

•	does not reflect changes in, or cash requirements for, our working capital needs; and

•	does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt.

The following table is a reconciliation of income (loss) from continuing operations to EBITDA for the periods indicated:

	(Successor Entity)				(Predecessor Entity)
				Period	Period
				August 15,	July 1,
				2007	2007
				to	to	Year Ended
	Years Ended June 30,			June 30,	August 14,	June 30,
	2011	2010	2009	2008	2007	2007
	(In thousands)

Income (loss) from continuing operations	$(34,668)	$(12,269)	$(76,688)	$(100,604)	$(14,408)	$8,794

Interest expense	66,204	83,948	83,823	74,658	275	672

Provision (benefit) for income taxes	(38,818)	820	(15,332)	(38,927)	(6,831)	24,935

Depreciation and amortization	83,459	82,696	84,426	93,032	3,662	30,142

EBITDA (unaudited)	$76,177	$155,195	$76,229	$28,159	$(17,302)	$64,543

(3)
We also provide information with respect to Adjusted EBITDA in this report.  The calculation of      Adjusted EBITDA is based on the definition in the credit agreement governing our senior secured credit facility and is not defined under U.S. GAAP. Our use of the term Adjusted EBITDA may vary from others in our industry. Adjusted EBITDA is not a measure of operating income (loss), performance or liquidity under U.S. GAAP and is subject to important limitations. We use Adjusted EBITDA in assessing covenant compliance under our senior secured credit facility and we believe its inclusion is appropriate to provide additional information to investors. In calculating Adjusted EBITDA, we add back certain non-cash, non-recurring or other items that are included in EBITDA and/or net income (loss). For instance, Adjusted EBITDA:

•	does not include share-based employee compensation expense, goodwill impairment charges and other non-cash charges;

•	does not include restructuring costs incurred to realize future cost savings that enhance our operations;

•	does not include the impact of business acquisition purchase accounting adjustments;

•
does not reflect Going Private Transaction, business acquisition and merger related expenses, including advisory fees that have been paid to the Sponsors following the consummation of the Going Private Transaction; and

•
includes other adjustments required in calculating our debt covenant compliance such as adding pro forma savings from restructuring activities, eliminating loss on liquidation of foreign subsidiary, one-time non-cash inventory adjustments, increase or decrease in fair value of acquisition contingent consideration liability, loss on extinguishment of debt and write-off of deferred financings costs, cost of termination of the Sponsor Advisory Agreement, and adding pro forma EBITDA, for periods prior to the acquisition date, for companies acquired during the applicable year.

A reconciliation of EBITDA to Adjusted EBITDA (as defined and used for purposes of calculating our debt covenant compliance) is as follows:

	(Successor Entity)
	Years Ended June 30,
	2011	2010	2009
	(In thousands) (Unaudited)

EBITDA	$76,177	$155,195	$76,229

Non-cash purchase accounting adjustments	1,155	700	2,749

Merger related expenses	1,222	2,858	4,283

Restructuring costs and related pro forma savings from such activities(a)	21,085	385	10,159

Share-based compensation	2,254	2,076	1,955

Termination of Sponsor Advisory Agreement	18,133	-	-

Loss on extinguishment of debt and write-off of deferred financing costs	59,395	-	-

Non-cash loss on liquidation of foreign subsidiary	-	7,696	3,112

Impairment of goodwill and other intangibles	-	-	41,225

Gain from a bargain purchase of a business(b)	(173)	(3,993)	-

Other defined items (c)	4,450	1,213	5,628

Adjusted EBITDA	$183,698	$166,130	$145,340

(a)
Primarily reflects costs associated with the reorganization of our European operations and consolidation of certain of our U.S. component facilities. Pro forma savings reflects the amount of costs that we estimate would have been eliminated during the fiscal year in which a restructuring occurred had the restructuring occurred as of the first day of that fiscal year.  Pro forma savings were estimated to be $6.3 million for the year ended June 30, 2011, $1.3 million of which is applicable to the three months ended June 30, 2011, $1.7 million applicable to the three months ended March 31, 2011, $1.9 million applicable to the three months ended December 31, 2010 and $1.4 million applicable to the three months ended September 30, 2010.

(b)
The gain from a bargain purchase of a business reflects the excess of the fair value of Willtek’s net assets over the purchase price.  The purchase price was negotiated at such a level to be reflective of the cost of the restructuring efforts that we expected to incur at that time.

(c)
Reflects other adjustments required in calculating our debt covenant compliance. These other defined items include non-cash inventory adjustments for discontinued products, pro forma EBITDA for periods prior to the acquisition dates for companies acquired during our fiscal year, increase in fair value of acquisition contingent consideration liability and business acquisition expenses.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains "forward-looking statements". All statements other than statements of historical fact are "forward-looking" statements for purposes of the U.S. federal and state securities laws. These statements may be identified by the use of forward looking terminology such as "anticipate", "believe", "continue", "could", "estimate", "expect", "intend", "may", "might", "plan", "potential", "predict", "should" or "will" or the negative thereof or other variations thereon or comparable terminology. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained in this report under the headings "Risk Factors", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" are forward-looking statements.

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this report under the headings "Risk Factors", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business", may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•	adverse developments in the global economy;

•	significant reductions in U.S. government spending on defense;

•	our inability to make payments on our significant indebtedness;

•	our dependence on growth in our customers' businesses;

•	our inability to remain competitive in the markets we serve;

•	our inability to continue to develop, manufacture and market innovative, customized products and services that meet customer requirements for performance and reliability;

•	any failure of our suppliers to provide us with raw materials and/or properly functioning component parts;

•	termination of our key contracts, including technology license agreements, or loss of our key customers;

•	our inability to protect our intellectual property;

•	our failure to comply with regulations such as ITAR and any changes in regulations;

•
our failure to realize anticipated benefits from completed acquisitions, divestitures or restructurings, or the possibility that such acquisitions, divestitures or restructurings could adversely affect us;

•	the loss of key employees;

•	our exposure to foreign currency exchange rate risks;

•	terrorist acts or acts of war; and

•	other risks and uncertainties, including those listed under the caption "Risk Factors".

Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. We undertake no obligation to update or revise any forward-looking statements, either to reflect new developments, or for any other reason, except as required by law.

Overview

We are a leading global provider of RF and microwave integrated circuits, components and systems used in the design, development and maintenance of technically demanding, high-performance wireless communication systems. Our solutions include highly specialized microelectronic components and test and measurement equipment used by companies in the (i) space, avionics and defense; (ii) commercial wireless communications; and (iii) medical and other markets. We have targeted customers in these end markets because we believe our solutions address their technically demanding requirements. We were founded in 1937 and have proprietary technology that is based on extensive know-how and a long history of research and development focused on specialized technologies, often in collaboration with our customers.

The IPO Transactions

Stock Split

Our board of directors authorized an increase of our authorized shares of common stock to 300,000,000 and a 65,000,000 for 1 common stock split, both of which became effective on November 18, 2010. Our stockholders’ equity has been retroactively adjusted to give effect to the stock split for all periods presented by reclassifying the par value of the additional shares issued in connection with the split from additional paid-in capital to common stock. In addition, all share numbers and per share amounts in our consolidated financial statements have been retroactively adjusted to give effect to the stock split.

IPO

In November 2010, we consummated an IPO of our common stock in which we sold 19,789,180 shares of common stock at a price of $13.50 per share. We received net proceeds of $244.0 million from the IPO, after deducting underwriting discounts and offering expenses, including a $2.5 million transaction fee which was paid to affiliates of the Sponsors under the advisory agreement with them for services directly attributable to the equity offering (“Transaction Fee”). In connection with the IPO, we:

•
Repurchased an aggregate of $186.6 million of our then existing senior unsecured notes and senior subordinated unsecured term loans and paid $21.1 million of tender premiums and expenses related thereto;

•
Paid a $16.9 million termination fee to affiliates of the Sponsors to terminate the advisory agreement with them, which, including the related write-off of prepaid advisory fees, resulted in an $18.1 million expense (“Termination Fee”); and

•	Amended our then existing senior secured credit facility, for which a $3.3 million fee was paid to the lenders.

Amendment to Senior Secured Credit Agreement

On November 4, 2010, we amended our then existing senior secured credit facility, for which we paid a $3.3 million fee to the lenders which was recorded as deferred financing costs and $579,000 of other costs that were expensed as incurred, which allowed us to, among other things:

•	increase the amount of cash we could spend for acquisitions of businesses;

•
pay certain fees to affiliates of our Sponsors upon the completion of our IPO. These fees were paid on November 24, 2010, and consisted of the $2.5 million Transaction Fee for services directly attributable to the IPO, which was recorded as a reduction of additional paid-in capital, and the $16.9 million Termination Fee. The Termination Fee, when combined with the related write-off of prepaid advisory fees, amounted to an $18.1 million expense which is reported in the statement of operations as Termination of Sponsor Advisory Agreement; and

•	change the basis for calculating our interest rate margin above LIBOR.

Debt Repurchase

In December 2010, we repurchased $32.2 million of our then existing senior unsecured notes and $154.4 million of our then existing senior subordinated unsecured term loans with the net proceeds of our IPO. This resulted in a $25.2 million loss on extinguishment of debt and write-off of deferred financing costs, which was comprised of the following:

•	an 11% premium paid on the debt repurchased, which amounted to $20.5 million;

•	the write-off of the related deferred financing costs of $4.0 million; and

•	professional fees of $614,000.

Debt Refinancing

On May 9, 2011, we entered into a new senior secured credit facility with various lenders, consisting of a senior secured term loan facility of $725.0 million and a senior secured revolving credit facility of $75.0 million, to refinance $695.5 million of our then outstanding debt. The new term loan facility provides for $1.8 million quarterly principal repayments commencing September 30, 2011, with the remaining balance due at maturity on May 9, 2018. Unless terminated earlier, the new revolving credit facility will expire on May 9, 2016. No amounts have been drawn under the revolving credit facility. The outstanding borrowings under the new senior secured credit facility bear interest, payable quarterly, at a rate per annum equal to either: (i) the base rate (as defined in the new secured credit facility), plus an applicable margin of 200 basis points, or (ii) the adjusted LIBOR rate, which has a floor of 125 basis points (as defined in the new senior secured credit facility), plus an applicable margin of 300 basis points.

The $725.0 million proceeds were used:

1)	to refinance $695.5 million of our then outstanding debt, as follows:

•	to repay the entire outstanding balance of $489.1 million under our then existing senior secured credit facility;

•	to repurchase all of our unsecured senior notes of $192.8 million; and

•	to prepay all of our senior subordinated unsecured term loans of $13.6 million.

2)	to pay a portion of the fees and expenses totaling $34.0 million in connection with the refinancing.

Factors and Trends That Affect Our Results of Operations

In reading our consolidated financial statements, you should be aware of the following factors and trends that our management believes are important in understanding our financial performance.

Revenue

From fiscal 2004 to fiscal 2011, our sales grew from $404.5 million to $729.4 million, representing a compound annual growth rate of 8.8%. Our sales increased each year within this seven year period, except in fiscal 2009, when our sales decreased 7% to $599.3 million, due to the global economic downturn and related credit crisis that affected the entire microelectronics and test and measurement equipment industries. Led primarily by increased sales of wireless test equipment and HiRel RadHard products, from fiscal 2009 to fiscal 2011 our sales grew to $729.4 million, representing a compound annual growth rate of 10.3%. Our backlog was $294.3 million at June 30, 2011 compared to $305.6 million at June 30, 2010.

We often design and develop platform-specific and customized products for our customers. As a result, and based on our long-term relationships and knowledge of customers' buying patterns, we believe that we were either a primary or the sole source supplier for products representing more than 80% of our total net sales in fiscal 2011. If we are a primary supplier, generally the customer will use two to three suppliers to satisfy its requirements for that product. Our major customers often use our products in multiple systems or programs, sometimes developed by different business units within the customer's organization. While the composition of our top ten customers varies from year to year, we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenue for the foreseeable future. Although our product offerings and customer base are broad and diverse, sales derived from our ten largest customers as a percentage of our net sales was 31% in fiscal 2011, 36% in fiscal 2010 and 41% in fiscal 2009. No single customer exceeded 10% of our net revenue in fiscal 2011, 2010 or 2009.  Approximately 30% of our sales for fiscal 2011, 34% of our sales for fiscal 2010 and 37% of our sales for fiscal 2009 were to agencies of the United States government or to prime defense contractors or subcontractors of the United States government.

There are many factors that impact our sales. Some are outside of our direct control, such as changes in government spending on space, avionics and defense, exchange rate fluctuations or general economic conditions. For those factors outside of our direct control, we attempt to respond quickly to changes to minimize the risk of adverse consequences. In AMS, in fiscal 2009, we down-sized the workforce at our Whippany, New Jersey factory and, in fiscal 2010, implemented a plan to move the resistor product line from this factory to our operations in Ann Arbor, Michigan, which we completed in fiscal 2011.  Additionally, in fiscal 2011, we  implemented and completed a plan to move the integrated product line from the Whippany factory to our facility in Eatontown, New Jersey. In ATS, we restructured our U.K. operations in 2008 and 2009, divested our radar development business in May 2008, and in July 2009 closed our small ATS operation in France.  In May 2010, we acquired Willtek, which develops test instruments, systems and solutions that test wireless technology, components, infrastructure products, handset products and other consumer wireless products specific to the development, manufacturing and service/support environments.  In fiscal 2011, we reorganized and integrated Willtek with our European operations.  In fiscal 2011, we also completed the reorganization and consolidation of our European operations.

Other factors are within our control, such as our pricing strategies and our product development focus. We constantly reassess our markets and evaluate potential new end markets for our technologies. Two areas of particular focus for us are space-based electronics and commercial wireless, specifically testing of wireless products and systems. In the satellite area, we are continuing to focus on moving up the value chain by moving from chip or component level products to systems level products. For example, in the satellite area, for the period 2009-2011, our average dollar content per satellite was approximately $6.2 million out of total satellite cost of $392.2 million. That compared with an average dollar content of $1.4 million on satellite costs of $135.3 million in 2001-2003. In the wireless test markets, we believe that our newly developed wireless products position us well to benefit from the roll-out of new 4G technologies, especially the standard known as LTE. Due to our many years of experience in our markets, we often are part of our customers' fundamental design strategies, which gives us greater visibility into potential new products and market demand.

Gross Margin

One of our objectives is to maintain and improve our gross margin, which is our gross profit expressed as a percentage of our revenue. Our gross margins calculated in accordance with GAAP were 53.8% in fiscal 2011, 52.4% in fiscal 2010 and 48.1% in fiscal 2009. Excluding the impact of adjustments permitted by the credit agreements governing our senior secured credit facilities in calculating compliance with debt covenants, in the last three fiscal years our gross margins were 53.9% in fiscal 2011, 52.7% in fiscal 2010 and 48.5% in fiscal 2009.

To continue to improve our gross margins, we seek to introduce products that are valued by our customers for the ability of those products to address technically challenging applications where performance and reliability are the highest priorities. We also seek continuously to reduce our costs and to improve the efficiency of our manufacturing operations, such as with the restructuring activities undertaken in the U.K.

Our gross margin in any period is significantly affected by product mix, that is, the percentage of our revenue in that period that is attributable to higher or lower margin products and to a lesser extent, by pricing.  The impact of product mix is evident in both the fiscal 2011 and 2010 improvements in gross margin as the gross margins for wireless test equipment products and integrated circuits, which had increased sales in both fiscal  2011 and 2010, carry margins higher than the consolidated average gross margins. Additional factors affecting our gross margins include changes in the costs of materials and labor, changes in cost estimates for contracts for which revenue is recognized on a percentage of completion basis, variations in overhead absorption rates and other manufacturing efficiencies, and numerous other factors.

Selling, General & Administrative Costs

Our selling, general and administrative costs consist of all expenditures incurred in connection with the sales and marketing of our products as well as administrative overhead costs.

Changes in selling, general and administrative costs as a percent of sales have historically been modest as we have continually focused on controlling our costs. On a GAAP basis, our selling, general and administrative costs as a percentage of sales have decreased from 21.3% to 20.9% over the last three fiscal years. To help reduce the adverse impact on profitability resulting from the recent economic downturn, we froze salaries at the beginning of fiscal 2010 at their fiscal 2009 levels and suspended the match to our 401(k) plan.  Based upon our performance in fiscal 2010, we reinstated the match to our 401(k) plan, albeit at a reduced level, and resumed salary increases in fiscal 2011.  Excluding the impact of adjustments permitted by the credit agreement governing our senior secured credit facilities in calculating compliance with debt covenants, selling, general and administrative costs as a percent of sales was 19.9% in the fiscal year ended June 30, 2011 and 19.8% in the fiscal year ended June 30, 2009.

Research and Development

Research and development expenses consist of costs related to direct product design, development and process engineering. The level of research and development expense is related to the number of products in development, the state of the development process, the complexity of the underlying technology, the potential scale of the product upon successful commercialization, the level of our exploratory research and the extent to which product development and similar costs are recoverable under contractual arrangements. We generally conduct such activities in collaboration with our customers, which provide better visibility to areas we believe will accelerate our longer term sales growth. Our basic technologies have been developed through a combination of internal development, acquisitions of businesses with technologies in similar or adjacent fields and, more recently, through licenses. Our recent acquisitions have been more of a "tuck-in" nature, demonstrative of a business philosophy that is not hesitant to acquire a business when it is more cost efficient to buy technology than to develop it. Licenses have primarily been used to access technology geared to a commercial application that we can translate to a radiation hardened application for use in space.

On a consolidated basis, our research and development costs, calculated in accordance with GAAP, were $90.1 million for the fiscal year ended June 30, 2011 and $69.6 million for the fiscal year ended June 30, 2009.

Acquisitions and Restructurings

Since 1991, we have completed 29 acquisitions and divested a number of businesses that were non-core to our operations. During the three year period covered by the audited financial statements included elsewhere in this report, we made the following acquisitions:

Date	Acquisition	Description

February 2009	Hi-Rel Components	High reliability components/semiconductors

March 2009	VI Technology	Multimedia test equipment

June 2009	Airflyte Electronics	Slip rings for motion control products

May 2010	Willtek Communications	Wireless test equipment

June 2010	Radiation Assured Devices	Radiation tolerant testing, screening and high reliability radiation tolerant components/semiconductors

August 2010	Advanced Control Components	RF and Microwave components and assemblies

In August 2007, we were ourselves acquired and taken private. The application of purchase accounting is, therefore, pervasive throughout our consolidated financial statements, most notably in the balance sheets’ amortizable and non-amortizable intangible asset accounts and in the operating statements’ amortization of intangibles.

Acquired businesses often require restructuring activities to better align their on-going operations with those of our company and to improve their profitability. The majority of the restructuring charges contained in our consolidated financial statements relate to activities taken to consolidate our acquired European manufacturing operations and consolidate certain of our acquired U.S. components facilities.

Interest Expense

In connection with the Going Private Transaction, we incurred $870.0 million of debt to finance the acquisition of Aeroflex. This additional debt increased our interest expense from $672,000 in fiscal 2007 to $83.9 million in fiscal 2010. See “—Quantitative and Qualitative Disclosures About Market Risk”.

In December 2010, we used the majority of the IPO’s net proceeds to repurchase an aggregate of $186.6 million of our senior unsecured notes and senior subordinated unsecured term loans.

In May 2011, we borrowed $725.0 million, under the senior secured term loan under our new senior secured credit facility at the adjusted LIBOR, which has a floor of 1.25%, plus 3.0% (4.25% at June 30, 2011), and repaid $695.5 million of our then existing debt, including $206.4 million of debt bearing interest at 11.75% per annum.

These refinancings reduced fiscal 2011 interest expense to $66.2 million.  We expect the full impact to interest expense of the debt repaid in connection with the IPO and the refinancing completed in May 2011 will be reflected in fiscal 2012 when, based on current rates, interest expense is expected to amount to approximately $34.0 million.

Income Taxes

As a multi-national company, we are subject to income taxes in the U.S. and certain foreign jurisdictions. As earnings from our foreign operations are repatriated to the U.S., we are subject to U.S. income taxes on those amounts. Our tax provision may fluctuate from quarter to quarter and from year to year due to changes in jurisdictions where income is earned.  In addition, our tax provision may be impacted by an enacted change in tax rates and/or availability of tax credits and incentives.

Results of Operations

The following table sets forth our historical results of operations as a percentage of net sales for the periods indicated below:

	Years Ended June 30,
	2011	2010	2009

Net sales	100.0%	100.0%	100.0%
Costs of sales	46.2	47.6	51.9
Gross profit	53.8	52.4	48.1

Operating expenses:
Selling, general and administrative costs	20.9	19.8	21.3
Research and development costs	12.4	11.6	11.6
Amortization of acquired intangibles	8.8	9.5	10.5
Termination of Sponsor Advisory Agreement	2.5	-	-
Restructuring charges	2.0	-	0.7
Acquired in-process research and development costs	-	-	0.3
Impairment of goodwill and other intangibles	-	-	6.9
Loss on liquidation of foreign subsidiary	-	1.2	-
Total operating expenses	46.6	42.1	51.3

Operating income (loss)	7.2	10.3	(3.2)

Other income (expense):
Interest expense	(9.1)	(12.8)	(14.0)
Loss on extinguishment of debt and write-off of deferred financing costs	(8.1)	-	-
Gain from a bargain purchase of a business	-	0.6	-
Other income (expense), net	(0.1)	0.1	1.8
Income (loss) before income taxes	(10.1)	(1.8)	(15.4)
Provision (benefit) for income taxes	(5.3)	0.1	(2.6)

Net income (loss)	(4.8)%	(1.9)%	(12.8)%

Statements of Operations

Management evaluates the operating results of the two segments based upon adjusted operating income, which is pre-tax operating income before costs related to amortization of acquired intangibles, share-based compensation, restructuring charges, business acquisition and merger related expenses, termination of Sponsor Advisory Agreement, loss on liquidation of foreign subsidiary, impairment of goodwill and other intangibles, increase in fair value of acquisition contingent consideration liability, acquired in-process research and development costs and the impact of any acquisition related adjustments.  We have set out below our adjusted operating income by segment and in the aggregate, and have provided a reconciliation of adjusted operating income to operating income (loss) on a GAAP basis and income (loss) before income taxes for the periods presented.

	Years Ended June 30,
	2011	2010	2009
	(In thousands)
Net sales:
Microelectronic solutions ("AMS")	$370,035	$322,151	$287,517
Test solutions ("ATS")	359,379	332,897	311,819
Net sales	$729,414	$655,048	$599,336

Segment adjusted operating income:
- AMS	$103,210	$89,104	$63,368
- ATS	65,652	67,621	50,141
General corporate expense	(12,322)	(9,841)	(11,377)
Adjusted operating income	156,540	146,884	102,132

Amortization of acquired intangibles
- AMS	(36,913)	(35,032)	(36,635)
- ATS	(26,759)	(26,883)	(26,327)
Share based compensation
- Corporate	(2,254)	(2,076)	(1,955)
Restructuring charges
- AMS	(8,034)	(172)	-
- ATS	(6,749)	(213)	(4,102)
Business acquisition costs
- Corporate	(282)	(921)	-
Merger related expenses - Corporate	(1,222)	(2,858)	(4,283)
Termination of Sponsor Advisory Agreement - Corporate	(18,133)	-	-
Loss on liquidation of foreign subsidiary - ATS	-	(7,696)	-
Impairment of goodwill and other intangibles
- AMS	-	-	(41,225)
Increase in fair value of acquisition contingent consideration liability - Corporate	(1,834)	-	-
Acquired in-process R&D costs
- AMS	-	-	(1,665)
Current period impact of acquisition related adjustments:
Inventory - AMS	(551)	(246)	-
Inventory - ATS	(447)	(329)	(668)
Depreciation - AMS	(217)	(1,000)	(1,143)
Depreciation - ATS	(53)	(1,139)	(2,702)
Depreciation - Corporate	(220)	(220)	(220)
Deferred revenue - ATS	(157)	(125)	(416)
Operating income (loss) (GAAP)	52,715	67,974	(19,209)
Interest expense	(66,204)	(83,948)	(83,823)
Loss on extinguishment of debt and write-off of deferred financing costs	(59,395)	-	-
Gain from a bargain purchase of a business	173	3,993	-
Other income (expense), net	(775)	532	11,012

Income (loss) before income taxes	$(73,486)	$(11,449)	$(92,020)

For the Year Ended June 30, 2011 Compared to the Year Ended June 30, 2010

Net Sales.  Net sales increased $74.4 million, or 11%, to $729.4 million for the year ended June 30, 2011 from $655.0 million for the year ended June 30, 2010. Businesses acquired since May 7, 2010 contributed $32.3 million.

	Net Sales
Fiscal Year		% of		% of
Ended		Consolidated		Consolidated
June 30,	AMS	Net Sales	ATS	Net Sales	Total
	(In thousands, except percentages)

2010	$322,151	49.2%	$332,897	50.8%	$655,048
2011	$370,035	50.7%	$359,379	49.3%	$729,414

Net sales in the AMS segment increased $47.9 million, or 15%, to $370.0 million for the year ended June 30, 2011 from $322.2 million for the year ended June 30, 2010.  Specific variances include a volume driven $24.8 million increase in sales of components, including $11.1 million from ACC, acquired in August 2010; a volume driven $18.3 million increase in sales of integrated circuits; and additional sales of $6.3 million from RAD, acquired in June 2010.  The increases in sales were partially offset by volume driven reductions of $1.5 million, primarily due to a $1.1 million reduction in sales of motion control products.

Net sales in the ATS segment increased $26.5 million, or 8%, to $359.4 million for the year ended June 30, 2011 from $332.9 million for the year ended June 30, 2010.  Specific variances include a volume driven $22.4 million increase in sales of wireless test products, including a $14.5 million increase from Willtek, acquired in May 2010; a volume driven $7.5 million increase in sales of radio test products; and a volume driven $6.2 million increase in sales from avionic products. The increases in net sales were partially offset by a volume driven reduction of $9.3 million in sales of general purpose test products.

Gross Profit.  Gross profit equals net sales less cost of sales. Cost of sales includes materials, direct labor, amortization of capitalized software development costs and overhead expenses such as engineering labor, fringe benefits, depreciation, allocable occupancy costs and manufacturing supplies.

On a consolidated basis, gross profit was $392.1 million, or 53.8% of net sales, for the year ended June 30, 2011 and $343.0 million, or 52.4% of net sales, for the year ended June 30, 2010.

	Gross Profit
Fiscal Year
Ended		% of		% of		% of
June 30,	AMS	Net Sales	ATS	Net Sales	Total	Net Sales
	(In thousands, except percentages)

2010	$162,447	50.4%	$180,538	54.2%	$342,985	52.4%
2011	$192,494	52.0%	$199,606	55.5%	$392,100	53.8%

Gross margins in the AMS segment were 52.0% for the year ended June 30, 2011 and 50.4% for the year ended June 30, 2010.  The increase in gross margins is principally attributable to a favorable product mix and increased sales of integrated circuits, combined with the additional sales of RAD services, acquired in June 2010 (which have margins higher than the segment average). Gross profit increased $30.0 million for the fiscal year ended June 30, 2011 as compared to the fiscal year ended June 30, 2010 principally due to increased sales and the aforementioned increase in gross margins.

Gross margins in the ATS segment were 55.5% for the fiscal year ended June 30, 2011 and 54.2% for the fiscal year ended June 30, 2010.  The increase in gross margins is principally attributable to a favorable product mix and increased sales of wireless products, which have margins higher than the segment average.  Gross profit increased $19.1 million for the fiscal year ended June 30, 2011 as compared to the fiscal year ended June 30, 2010 due to increased sales and the aforementioned increase in gross margins.

Selling, General and Administrative Costs.  Selling, general and administrative (“SG&A”) costs include office and management salaries, fringe benefits, commissions, insurance and professional fees.

On a consolidated basis, SG&A costs increased $23.8 million, or 19%, to $152.7 million for the fiscal year ended June 30, 2011.  This increase was primarily attributable to the additional SG&A costs of the acquired businesses, which were not fully integrated during the period, and the expansion of our sales and marketing team in the Asia-Pacific region. As a percentage of sales, SG&A costs increased from 19.8% to 20.9% from the fiscal year ended June 30, 2010 to the fiscal year ended June 30, 2011.  The SG&A of the acquired businesses since May 7, 2010 increased SG&A by $7.7 million, or 6.0%.

	Selling, General and Administrative Costs
Fiscal Year
Ended		% of		% of			% of
June 30,	AMS	Net Sales	ATS	Net Sales	Corporate	Total	Net Sales
	(In thousands, except percentages)

2010	$43,001	13.3%	$69,944	21.0%	$15,915	$128,860	19.8%
2011	$53,645	14.5%	$80,931	22.5%	$18,133	$152,709	20.9%

In the AMS segment, SG&A costs increased $10.6 million, or 25%, to $53.6 million for the fiscal year ended June 30, 2011. This increase is primarily due to additional costs of $4.9 million related to RAD, acquired in June 2010, and ACC, acquired in August 2010, as well as general increases in our existing businesses, primarily due to increased employee related expenses of $3.0 million and professional fees of $1.0 million.  SG&A costs in the AMS segment increased from 13.3% to 14.5%, as a percentage of sales, from the fiscal year ended June 30, 2010 to the fiscal year ended June 30, 2011.

In the ATS segment, SG&A costs increased $11.0 million, or 16%, to $80.9 million for the fiscal year ended June 30, 2011, primarily due to increased employee related expenses of $5.1 million; increased commissions of $3.9 million, due to the increase in sales volume and a change in product mix; and additional costs of $2.8 million related to Willtek, acquired in May 2010.  As a percentage of sales, SG&A costs in the ATS segment increased from 21.0% to 22.5% from the fiscal year ended June 30, 2010 to the fiscal year ended June 30, 2011.

Corporate general and administrative costs increased $2.2 million for the fiscal year ended June 30, 2011 compared to the fiscal year ended June 30, 2010 primarily due to (i) an increase in employee related expenses of $1.8 million; (ii)  an increase of $1.2 million of business acquisition costs, which includes the increase in the fair value of contingent consideration of RAD, acquired in June 2010; and (iii) public company related costs of $820,000, for which there was no similar charge recorded for the fiscal year ended June 30, 2010; partially offset by (iv) a  reduction in merger related expenses and sponsor fees of $1.6 million.

Research and Development Costs. Research and development costs include materials, engineering labor and allocated overhead.

On a consolidated basis, research and development costs increased by $13.9 million, or 18%, to $90.1 million for the fiscal year ended June 30, 2011. This increase was primarily attributable to the additional costs of the acquired businesses and the acceleration of research and development projects in our ATS segment to meet customer requirements for new products. As a percentage of sales, research and development costs increased from 11.6% to 12.4% from the fiscal year ended June 30, 2010 to the fiscal year ended June 30, 2011.  Research and development costs of acquired businesses increased research and development by $5.1 million, or 6.8%.

	Research and Development Costs
Fiscal Year
Ended		% of		% of		% of
June 30,	AMS	Net Sales	ATS	Net Sales	Total	Net Sales
	(In thousands, except percentages)

2010	$31,588	9.8%	$44,567	13.4%	$76,155	11.6%
2011	$36,407	9.8%	$53,681	14.9%	$90,088	12.4%

AMS segment self-funded research and development costs increased $4.8 million, or 15%, to $36.4 million for the fiscal year ended June 30, 2011 primarily due to additional spending of $2.8 million on projects within integrated circuits and additional spending of $1.9 million related to ACC, acquired in August 2010.  As a percentage of sales, AMS segment research and development costs remained at 9.8%.

ATS segment self-funded research and development costs increased $9.1 million, or 20%, to $53.7 million for the fiscal year ended June 30, 2011 primarily due to increases in our radio test and avionics divisions, for the development of a common platform technology, and additional costs of $3.2 million related to Willtek, acquired in May 2010.  As a percentage of sales, ATS segment research and development costs increased from 13.4% for the fiscal year ended June 30, 2010 to 14.9% for the fiscal year ended June 30, 2011.

Amortization of Acquired Intangibles.  Amortization of acquired intangibles increased $1.8 million for the fiscal year ended June 30, 2011 primarily due to additional amortization related to the acquisitions of RAD, in June 2010; and ACC, in August 2010.  The increases in amortization were partially offset by certain intangibles becoming fully amortized during fiscal 2011.  By segment, the amortization increased $1.9 million in the AMS segment and decreased $124,000 in the ATS segment.

Termination of Sponsor Advisory Agreement. In connection with the IPO, we paid a $16.9 million Termination Fee to affiliates of the Sponsors on November 24, 2010 to terminate the Sponsor Advisory Agreement with them and eliminate all future payments to the Sponsors under that agreement, which, including the related write-off of prepaid advisory fees, resulted in an $18.1 million expense. There was no similar charge recorded for the fiscal year ended June 30, 2010.

Restructuring Charges. On a consolidated basis, restructuring charges were $14.8 million for the fiscal year ended June 30, 2011, compared to $385,000 for the fiscal year ended June 30, 2010.

The AMS segment incurred total restructuring costs of $8.0 million for the fiscal year ended June 30, 2011.  In comparison, in the fiscal year ended June 30, 2010, the AMS segment incurred total restructuring costs of $172,000.  In both periods, the costs related primarily to consolidation of our components operations by relocating a portion of our Whippany, New Jersey facility’s production to our Ann Arbor, Michigan facility and a portion to our Eatontown, New Jersey facility.  In connection with this consolidation, during the fiscal year ended June 30, 2011, we recorded a $4.9 million building impairment charge based on the fair value of the Whippany, New Jersey facility we intend to sell.

The ATS segment incurred restructuring costs of $6.7 million for the fiscal year ended June 30, 2011.  In comparison, for the fiscal year ended June 30, 2010, the ATS segment incurred restructuring costs of $213,000. In both periods, the costs related primarily to consolidation and reorganization efforts in our European operations with the increase in the fiscal year ended June 30, 2011 due to the integration of Willtek.

Loss on Liquidation of Foreign Subsidiary. During the fiscal year ended June 30, 2010, we recognized a $7.7 million non-cash loss on liquidation of a foreign subsidiary.  There was no similar charge recorded for the fiscal year ended June 30, 2011.

Other Income (Expense).  Interest expense was $66.2 million for the fiscal year ended June 30, 2011 and $83.9 million for the fiscal year ended June 30, 2010. Interest expense decreased as a result of the repurchase, in December 2010, of $186.6 million of our senior unsecured notes and senior subordinated unsecured term loans with the proceeds from the IPO and the refinancing in May 2011 of the then outstanding amounts due under the prior secured credit facility, senior unsecured notes and senior subordinated unsecured term loan with borrowings under a new senior secured credit facility at lower aggregate interest rates.  We expect the full impact to interest expense of the aforementioned IPO related debt repayment and refinancing completed in May 2011 will be reflected in the year ended June 30, 2012 when interest expense, based on current rates, is expected to amount to approximately $34.0 million.

During the fiscal year ended June 30, 2011 we incurred a $59.4 million loss on extinguishment of debt and write-off of deferred financing costs, which was comprised primarily of $38.8 million in tender premiums paid on the debt repurchased and $19.8 million for the write-off of the related deferred financing costs.

During the fiscal year ended June 30, 2010, we recognized a $4.0 million gain from a bargain purchase of the assets of Willtek Communications, acquired May 2010.  The gain from a bargain purchase of Willtek reflects the excess of the fair value of tangible and intangible assets acquired less the liabilities assumed over the purchase price.  The purchase price was negotiated at such a level to be reflective of the cost of the restructuring efforts.  During the fiscal year ended June 30, 2011 we recognized an additional $173,000 gain on the Willtek bargain purchase, related to the final working capital adjustment to the purchase price.

Other income (expense) of $(775,000) for the fiscal year ended June 30, 2011 consisted primarily of a $(688,000) realized loss recorded on our auction rate securities and $(634,000) of foreign currency transaction losses, partially offset by $547,000 of interest and miscellaneous income. Other income (expense) of $532,000 for the fiscal year ended June 30, 2010 consisted primarily of $1.4 million of interest and miscellaneous income, partially offset by $(905,000) of foreign currency transaction losses.

Income Taxes.  For fiscal 2011, we had a pre-tax loss in the U.S. and taxable income from foreign operations.  The U.S. loss was primarily due to expenses associated with our debt (interest expense,  loss on extinguishment of debt and write-off of deferred financing costs) and for the termination of the Sponsor Advisory Agreement. We recorded an overall income tax benefit of $38.8 million for the fiscal year ended June 30, 2011 on a pre-tax loss of $73.5 million, resulting in an effective income tax rate of 52.8%. We recorded an income tax provision for the fiscal year ended June 30, 2010 of $820,000 on a pre-tax loss of $11.4 million, resulting in an effective income tax rate of (7.2)%. The provisions are a combination of U.S. tax benefits on domestic losses and foreign tax expense on foreign earnings. The effective income tax rate for both periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to foreign, state and local income taxes, including U.S. income tax on certain foreign net income that we anticipate will be repatriated to the U.S., the R&D credit and non-deductible items.

As a direct result of our IPO, and related repurchase of a portion of our debt in December 2010, interest payments have decreased. Consequently, in the quarter ended December 31, 2010, we changed our intent as to the amount and method of repatriations of foreign earnings, which resulted in a $5.8 million reduction of deferred tax liabilities related to U.S. income taxes previously provided on unremitted foreign earnings. The income tax benefit for the fiscal year ended June 30, 2011 also reflects other discrete items, including an $890,000 income tax benefit for the retroactive reinstatement of the U.S. R&D credit and a reduction of $314,000 of net deferred tax liabilities due to a reduction in the United Kingdom income tax rate. At June 30, 2011, we have provided U.S. deferred income taxes of $10.8 million on the accumulated earnings of one foreign subsidiary which we intend to repatriate to the U.S. in the foreseeable future.

During the three months ended September 30, 2010, we identified an overstatement of deferred income tax liabilities established in the fourth quarter of fiscal 2009 and throughout fiscal 2010 related to U.S. income taxes provided on unremitted foreign earnings. After consideration of both quantitative and qualitative factors, we determined the amounts were not material to any of those prior period financial statements or the fiscal 2011 estimated results and thus corrected the balance in the three months ended September 30, 2010. The adjustment resulted in a reduction of deferred income tax liabilities of $3.7 million, with a corresponding increase in income tax benefit in the statement of operations for the three months ended September 30, 2010. The adjustment did not impact the statement of cash flows and was not material to fiscal 2011 results.

The tax provision for the fiscal year ended June 30, 2010 was affected by the unfavorable impact of a $7.7 million nondeductible loss on the liquidation of a foreign subsidiary, and the favorable impact of a $10.3 million loss for tax purposes on the write-off of our investment in a foreign subsidiary in fiscal 2009. For financial statement purposes, the loss had been recognized in the prior periods, however, for tax purposes the loss was recognized at the time of divestiture, effective September 2009. The fiscal year ended June 30, 2010 provision also included U.S. income taxes on a substantial portion of our foreign earnings that were to be repatriated to the U.S. to partially fund interest and principal payments on our debt. The impact of the above mentioned items significantly increased the effective income tax rate for fiscal 2010.

In the fiscal year ended June 30, 2011 we paid income taxes of $15.0 million and received tax refunds of $3.1 million related to federal, state and foreign income taxes.  In the fiscal year ended June 30, 2010, we paid income taxes of $6.1 million and received refunds of $633,000.

Net Loss.  Our net loss was $34.7 million for the fiscal year ended June 30, 2011 and $12.3 million for the fiscal year ended June 30, 2010.  The $22.4 million unfavorable increase in net loss is comprised of the following: a loss on extinguishment of debt and write-off of deferred financing costs of $59.4 million in connection with the debt repurchase in December 2010 and debt refinancing in May 2011; an increase in operating expenses of $53.9 million, primarily due to increased SG&A costs, R&D spending and restructuring expenses; an expense related to the termination of the Sponsor Advisory Agreement of $18.1 million in connection with the IPO in November 2010; and an unfavorable variance of a gain from a bargain purchase of the assets of Willtek of $3.8 million; partially offset by an increase of $49.1 million in gross profit, primarily due to increased sales and increased margins; a decrease in the income tax provision of $39.6 million; an unfavorable variance in other income (expense) of $16.4 million, primarily due to a decrease in interest expense of $17.7 million as a result of the debt repurchase in December 2010 and the debt refinancing in May 2011; and a non-cash loss on liquidation of a foreign subsidiary of $7.7 million in fiscal 2010, which did not recur in fiscal 2011.

Fiscal Year Ended June 30, 2010 Compared to Fiscal Year Ended June 30, 2009

Net Sales.  Net sales increased 9% to $655.0 million for the fiscal year ended June 30, 2010 from $599.3 million for the fiscal year ended June 30, 2009.

	Net Sales
Fiscal Year		% of		% of
Ended		Consolidated		Consolidated
June 30,	AMS	Net Sales	ATS	Net Sales	Total
	(In thousands, except percentages)

2009	$287,517	48.0%	$311,819	52.0%	$599,336
2010	$322,151	49.2%	$332,897	50.8%	$655,048

Net sales in the AMS segment increased 12% to $322.2 million for the fiscal year ended June 30, 2010 from $287.5 million for the fiscal year ended June 30, 2009. Specific variances include a volume driven $14.3 million increase in sales of integrated circuits; a volume driven $7.9 million increase in sales of microelectronic modules; and sales of $12.7 million from Airflyte Electronics, acquired in June 2009.

Net sales in the ATS segment increased 7% to $332.9 million for the fiscal year ended June 30, 2010 from $311.8 million for the fiscal year ended June 30, 2009. Specific variances include a volume driven $21.3 million increase in sales of wireless test products, including a $2.5 million increase from Willtek, acquired in May 2010; an $11.4 million increase in sales from VI Technology, acquired in March 2009; and a volume driven $9.5 million increase in sales of other general test products, primarily synthetic test products. The increases in net sales were partially offset by a volume driven $14.1 million decrease in sales of radio test sets, due to a delay in the receipt of certain large orders and a volume driven $7.2 million decrease in sales of avionic products.

Gross Profit.  On a consolidated basis, gross profit was $343.0 million, or 52.4% of net sales, for the fiscal year ended June 30, 2010 and $288.0 million, or 48.1% of net sales, for the fiscal year ended June 30, 2009. The increase in gross profit was mainly due to the aforementioned sales volume increases.

	Gross Profit
Fiscal Year
Ended		% of		% of		% of
June 30,	AMS	Net Sales	ATS	Net Sales	Total	Net Sales
	(In thousands, except percentages)

2009	$134,239	46.7%	$153,786	49.3%	$288,025	48.1%
2010	$162,446	50.4%	$180,539	54.2%	$342,985	52.4%

Gross margins in the AMS segment were 50.4% for the fiscal year ended June 30, 2010 and 46.7% for the fiscal year ended June 30, 2009. Margins were favorably impacted by increased sales of integrated circuits and microelectronic modules, both of which have margins higher than the segment average and increased margins in motion control products and components due to product mix. These margin increases were partially offset by the sales of Airflyte Electronics products, acquired in June 2009, which have margins lower than the segment average.

Gross margins in the ATS segment were 54.2% for the fiscal year ended June 30, 2010 and 49.3% for the fiscal year ended June 30, 2009. The increase in gross margins is principally attributable to increased sales of wireless products, which have margins higher than the segment average and increased margins in radio test and avionic products due to product mix. These margin increases were partially offset by the sales of VI Technology products, acquired in March 2009, which have margins lower than the segment average.

Selling, General and Administrative Costs.  On a consolidated basis SG&A costs increased $1.2 million, or 1%, to $128.9 million for the year ended June 30, 2010. As a percentage of sales, SG&A costs decreased from 21.3% to 19.8% from the fiscal year ended June 30, 2009 to the fiscal year ended June 30, 2010.

	Selling, General and Administrative Costs
Fiscal Year
Ended		% of		% of			% of
June 30,	AMS	Net Sales	ATS	Net Sales	Corporate	Total	Net Sales
	(In thousands, except percentages)

2009	$41,822	14.5%	$68,014	21.8%	$17,834	$127,670	21.3%
2010	$43,000	13.3%	$69,944	21.0%	$15,916	$128,860	19.8%

In the AMS segment, SG&A costs increased $1.2 million, or 3%, to $43.0 million for the fiscal year ended June 30, 2010. This increase is due to additional costs of $1.6 million related to Airflyte Electronics, acquired in June 2009, as well as an $810,000 increase related to our integrated circuits business primarily due to increased compensation and commissions. These increases in the AMS segment were partially offset by reduced costs of $1.2 million in the components group, as a result of cost savings initiatives. SG&A costs in the AMS segment decreased from 14.5% to 13.3%, as a percentage of sales, from the fiscal year ended June 30, 2009 to the fiscal year ended June 30, 2010 as a result of controlling costs while sales increased.

In the ATS segment, SG&A costs increased $1.9 million, or 3%, to $69.9 million for the fiscal year ended June 30, 2010, principally due to the additional cost of $1.9 million related to VI Technology, acquired in March 2009. As a percentage of sales, SG&A costs in the ATS segment decreased from 21.8% to 21.0% from the fiscal year ended June 30, 2009 to the fiscal year ended June 30, 2010, primarily the result of controlling costs while sales increased.

Corporate general and administrative costs decreased $1.9 million, primarily due to reductions in merger related expenses and employee related expenses, partially offset by $921,000 of acquisition related expenses that would have been capitalized in previous years. In accordance with accounting rules effective July 1, 2009, costs related to acquisitions of business, including legal fees, are expensed as incurred rather than treated as part of the purchase price of an acquired business.

Research and Development Costs.  On a consolidated basis, research and development costs increased by $6.5 million. As a percentage of sales, research and development costs were 11.6% in both the fiscal year ended June 30, 2009 and the fiscal year ended June 30, 2010.

	Research and Development Costs
Fiscal Year
Ended		% of		% of		% of
June 30,	AMS	Net Sales	ATS	Net Sales	Total	Net Sales
	(In thousands, except percentages)

2009	$30,192	10.5%	$39,418	12.6%	$69,610	11.6%
2010	$31,588	9.8%	$44,567	13.4%	$76,155	11.6%

AMS segment self-funded research and development costs increased $1.4 million, or 4.6%, to $31.6 million for the fiscal year ended June 30, 2010. The increase was primarily due to the increased efforts in the development of power converters within the microelectronic modules division. As a percentage of sales, AMS segment research and development costs decreased from 10.5% to 9.8%.

ATS segment self-funded research and development costs increased $5.1 million, or 13%, to $44.6 million for the fiscal year ended June 30, 2010, primarily due to the development of next generation products in our radio and avionics test division and wireless products. As a percentage of sales, ATS research and development costs increased from 12.6% to 13.4%.

Amortization of Acquired Intangibles.  Amortization of acquired intangibles decreased $1.0 million in the fiscal year ended June 30, 2010, primarily due to certain intangibles becoming fully amortized during fiscal 2009. The decrease was partially offset by the addition of amortization of $1.5 million related to VI Technology, acquired in March 2009, and $1.2 million related to Airflyte Electronics, acquired in June 2009. By segment, the amortization decreased $1.6 million in the AMS segment and increased $556,000 in the ATS segment.

Acquired In-Process Research and Development Costs.  During the fiscal year ended June 30, 2009, we recorded and expensed $1.7 million of IPR&D costs related to our acquisition of Gaisler (AMS Segment) in June 2008 based on the final allocation of the purchase price. There were no similar IPR&D costs recorded in the fiscal year ended June 30, 2010. In accordance with recently adopted accounting principles, IPR&D related to acquisitions consummated after June 30, 2009 will be capitalized and amortized over the estimated life of the related technology once the development has been completed.

Restructuring Charges.  The AMS segment incurred restructuring charges of $172,000 in the fiscal year ended June 30, 2010 which relate to severance for personnel reductions at our Whippany, New Jersey components manufacturing facility.

The ATS segment incurred restructuring charges of $213,000 in the fiscal year ended June 30, 2010. In comparison, in fiscal year ended June 30, 2009, the ATS segment incurred restructuring charges of $4.1 million. In both periods, the charges related to consolidation and reorganization efforts in our U.K. operations.

Impairment of Goodwill and Intangibles.  Our annual impairment test of goodwill and intangible assets is typically conducted in the fourth quarter of each year. Due to a decline in the RF and microwave reporting unit’s operating results in the fourth quarter of fiscal 2009 and additional revisions to internal forecasts, we recorded impairment charges to both goodwill and tradenames with indefinite lives related to the RF and microwave reporting unit of $35.2 million and $6.0 million, respectively. There were no similar impairment charges recorded in the fiscal year ended June 30, 2010.

Loss on Liquidation of Foreign Subsidiary.  During the fiscal year ended June 30, 2010, we recognized a non-cash $7.7 million loss on liquidation of a foreign subsidiary relating to the write-off of the foreign currency translation balance upon substantial dissolution. There was no similar charge recorded in the fiscal year ended June 30, 2009.

Other Income (Expense).  Interest expense was $83.9 million for the fiscal year ended June 30, 2010 and $83.8 million for the fiscal year ended June 30, 2009. On May 7, 2010, we recorded a $4.0 million gain from a bargain purchase of the assets of Willtek Communications. The gain from a bargain purchase of Willtek reflects the excess of the fair value of tangible and intangible assets acquired less the liabilities assumed over the purchase price. The purchase price was negotiated at such a level to be reflective of the cost of the restructuring efforts that we expect to undertake. Other income (expense) of $532,000 for the fiscal year ended June 30, 2010 consisted of $1.5 million of interest and miscellaneous income, partially offset by $905,000 of foreign currency transaction losses. Other income (expense) of $11.0 million for the fiscal year ended June 30, 2009 consisted primarily of $9.0 million of foreign currency transaction gains and $1.5 million of interest income.

Income Taxes.  For fiscal 2010, we had a pre-tax loss in the U.S. and taxable income from foreign operations. The U.S. loss was primarily due to interest expense associated with our debt. In the fourth quarter of fiscal 2009, we decided to no longer permanently reinvest post-fiscal 2008 foreign earnings in our foreign operations and began to distribute a substantial portion of our foreign earnings to the U.S. to partially fund interest and principal payments on our debt. Accordingly, we had provided for foreign and U.S. income taxes on fiscal 2009 and 2010 foreign taxable income. The benefit available for foreign tax credits against our U.S. income tax on foreign earnings was not recognized, because it was not considered to be more likely than not that we would generate sufficient foreign source income, after allocation of the significant amount of our interest expense to the foreign source income, to allow us to utilize the credit. This significantly increased the effective tax rate for each of fiscal 2009 and fiscal 2010.

Our provision for income taxes was $820,000 for the fiscal year ended June 30, 2010, on a consolidated pre-tax loss of $11.4 million, an effective income tax rate of (7.2)%. We had an income tax benefit for the fiscal year ended June 30, 2009 of $15.3 million on a consolidated pre-tax loss of $92.0 million, an effective income tax rate of 16.7%. The provisions are a combination of U.S. tax benefits on domestic losses and foreign taxes on foreign earnings and domestic taxes provided on foreign earnings, as at that time we expected that substantially all those earnings would be distributed to the U.S. The effective income tax rate for both periods differed from the amount computed by applying the U.S. federal income tax rate to income before income taxes primarily due to foreign, state and local income taxes and is impacted by the valuation allowance recorded for foreign tax credits, as discussed above.

In the fiscal year ended June 30, 2010, we paid income taxes of $6.1 million and received tax refunds of $633,000. In the fiscal year ended June 30, 2009, we paid income taxes of $3.6 million and received tax refunds of $2.3 million.

Net Loss.  Our net loss was $12.3 million for the fiscal year ended June 30, 2010 and $76.7 million for the fiscal year ended June 30, 2009. The $64.4 million favorable reduction in net loss is comprised of the following: an increase of $55.0 million in gross profit, primarily due to increased sales and increased margins; a fiscal 2009 charge for impairment of goodwill and intangibles of $41.2 million, which did not recur in 2010; a gain from a bargain purchase of a business of $4.0 million in fiscal 2010, a reduction in restructuring charges of $3.7 million, and a reduction in in-process research and development of $1.7 million; offset by an increase of $6.7 million of operating expenses, primarily due to increased R&D spending; a non-cash loss on liquidation of a foreign subsidiary of $7.7 million in the fiscal year ended June 30, 2010; an unfavorable variance in other income and expense of $10.6 million, primarily foreign currency gains/losses of $9.9 million; and an increase in the income tax provision of $16.2 million.

Liquidity and Capital Resources

As of June 30, 2011, we had $66.3 million of cash and cash equivalents, $324.3 million in working capital and our current ratio was 3.05 to 1. As of June 30, 2010, we had $100.7 million of cash and cash equivalents, $240.0 million in working capital and our current ratio was 2.43 to 1.

Our principal liquidity requirements are to service our debt and interest and meet our working capital and capital expenditure needs. On May 9, 2011, we entered into a senior secured credit facility with various lenders, consisting of a senior secured term loan facility of $725.0 million and a senior secured revolving credit facility of $75.0 million. The new term loan facility provides for $1.8 million quarterly principal repayments commencing September 30, 2011, with the remaining balance due at maturity on May 9, 2018. As of June 30, 2011, we had $725.4 million of debt outstanding (of which $717.8 million was long-term), including $725.0 million under the senior secured term loan. No amounts have been drawn under the revolving credit facility.

The $725.0 million proceeds were used:

1)	to refinance $695.5 million of our then outstanding debt, as follows:

•	to repay the entire outstanding balance of $489.1 million under our then existing senior secured credit facility;

•	to repurchase all of our unsecured senior notes of $192.8 million; and

•	to prepay all of our senior subordinated unsecured term loans of $13.6 million.

2)	to pay a portion of the fees and expenses totaling $34.0 million in connection with the refinancing, including:

•	fees to the lenders of $14.2 million;

•	a premium of approximately 9% on the repurchased unsecured senior notes and senior subordinated unsecured term loans, which amounted to $18.3 million; and

•	professional fees and other expenses of $1.5 million.

We recorded $15.6 million of these fees related to the new facility as deferred financing costs and recorded $34.2 million, related to the repayment of the debt, as a loss on extinguishment of debt, including the write-off of the existing deferred financing costs of $15.8 million.

The total cash outlay related to the debt refinancing, including premiums, fees and expenses listed above and $10.7 million of interest accrued through May 9, 2011, exceeded the $725.0 million proceeds by $15.2 million, which was paid from our available cash.

The following is a summary of required principal repayments of our debt for the next five fiscal years and thereafter as of June 30, 2011:

Year Ending June 30,	(In thousands)
2012	$7,635
2013	7,250
2014	7,250
2015	7,250
2016	7,250
Thereafter	688,750
$725,385

As of June 30, 2011, we were in compliance with all of the covenants contained in our loan agreement. Certain loan covenants are based on Adjusted EBITDA. Adjusted EBITDA is defined as EBITDA (net income (loss) before interest expense, income taxes, depreciation and amortization), adjusted to add back or subtract  certain non-cash, non-recurring and other items, as required by various covenants in our debt agreement.  Our use of the term Adjusted EBITDA may vary from others in our industry.  EBITDA and Adjusted EBITDA are not measures of operating income (loss), performance or liquidity under U.S. GAAP and are subject to important limitations.  A reconciliation of net income (loss), which is a U.S. GAAP measure of our operating results, to Adjusted EBITDA, as defined in our debt agreement, is as follows:

	Years Ended June 30,
	2011	2010	2009
	(In thousands) (Unaudited)

Net income (loss)	$(34,668)	$(12,269)	$(76,688)
Interest expense	66,204	83,948	83,823
Provision (benefit) for income taxes	(38,818)	820	(15,332)
Depreciation and amortization	83,459	82,696	84,426
EBITDA	76,177	155,195	76,229
Non-cash purchase accounting adjustments	1,155	700	2,749
Merger related expenses	1,222	2,858	4,283
Restructuring costs and related pro forma savings from such activities(a)	21,085	385	10,159
Share-based compensation	2,254	2,076	1,955
Termination of Sponsor Advisory Agreement	18,133	-	-
Loss on extinguishment of debt and write-off of deferred financing costs	59,395	-	-
Non-cash loss on liquidation of foreign subsidiary	-	7,696	3,112
Impairment of goodwill and other intangibles	-	-	41,225
Gain from a bargain purchase of a business(b)	(173)	(3,993)	-
Other defined items(c)	4,450	1,213	5,628
Adjusted EBITDA	$183,698	$166,130	$145,340

(a)
Primarily reflects costs associated with the reorganization of our European operations and consolidation of certain of our U.S. component facilities. Pro forma savings reflect the amount of costs that we estimate would have been eliminated during the fiscal year in which a restructuring occurred had the restructuring occurred as of the first day of that fiscal year.  Pro forma savings were estimated to be $6.3 million for the year ended June 30, 2011, $1.3 million of which is applicable to the three months ended June 30, 2011, $1.7 million applicable to the three months ended March 31, 2011, $1.9 million applicable to the three months ended December 31, 2010 and $1.4 million applicable to the three months ended September 30, 2010.

(b)
The gain from a bargain purchase of a business reflects the excess of the fair value of Willtek’s net assets acquired over the purchase price. The purchase price was negotiated at such a level to  be reflective of the cost of the restructuring efforts that we expected to incur at that time.

(c)
Reflects other adjustments required in calculating our debt covenant compliance. These other defined items include non-cash inventory adjustments for discontinued products, pro forma EBITDA for periods prior to the acquisition dates for companies acquired during our fiscal year, increase in fair value of acquisition contingent consideration liability and business acquisition expenses.

Financial covenants in our senior secured credit facility include a maximum leverage ratio of total debt (less up to $15.0 million of unrestricted cash) to Adjusted EBITDA, as defined in our senior secured credit facility. The maximum leverage ratio permitted for the fiscal year ended June 30, 2011 was 5.20, whereas our actual leverage ratio was 3.87. The maximum leverage ratio permitted periodically decreases, to 4.75 on June 30, 2012 and ultimately to 3.50 on September 30, 2014 and thereafter.  We believe we will continue to be in compliance with the leverage ratio for the fiscal year ending June 30, 2012. Beginning with the year ending June 30, 2012, to the extent we have consolidated excess cash flows, as defined in the senior secured credit agreement, we must use specified portions of the excess cash flows to prepay senior secured debt.

Our senior secured credit facility contains restrictions on our activities, including but not limited to covenants that restrict us and our restricted subsidiaries, as defined in the senior secured credit facility, from:

•	incurring additional indebtedness and issuing disqualified stock or preferred stock;

•	making certain investments or other restricted payments;

•	paying dividends and making other distributions with respect to capital stock, or repurchasing, redeeming or retiring capital stock or subordinated debt;

•	selling or otherwise disposing of assets;

•	under certain circumstances, issuing or selling equity interests;

•	creating liens on assets;

•	consolidating or merging with, or acquiring in excess of specified annual limitations, another business, or selling or disposing of all or substantially all of our assets; and

•	entering into certain transactions with affiliates.

If for any reason we fail to comply with the covenants in the senior secured credit facility, we would be in default under the terms of the agreements governing our outstanding debt. If such a default were to occur, the lenders under the senior secured credit facility could elect to declare all amounts outstanding thereunder immediately due and payable, and the lenders would not be obligated to continue to advance funds to us. If the amounts outstanding under these debt agreements are accelerated, our assets may not be sufficient to repay in full the amounts owed.

We expect that cash generated from operating activities and availability under the revolving portion of our new senior secured credit facility will be our principal sources of liquidity. Our ability to make payments on and to refinance our indebtedness and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. In addition, to the extent we have consolidated excess cash flows, as defined in the credit agreement governing the new senior secured credit facility, we must use specified portions of the excess cash flows to prepay the new senior secured credit facility. Based on our current level of operations, we believe our cash flow from operations and available borrowings under our new senior secured credit facility will be adequate to meet our liquidity needs for at least the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flow from operations, or those future borrowings will be available under the new senior secured credit facility in an amount sufficient to enable us to repay our indebtedness at maturity or to fund other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before the maturity thereof. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Cash Flows

For fiscal 2011, our cash flow used by operations was $5.5 million, which included cash used  to increase inventory by $55.0 million in support of higher sales, to address longer lead times from suppliers and to reduce product delivery times to customers. Our investing activities used cash of $38.3 million, primarily for payments for the purchase of businesses of $23.7 million and for capital expenditures of $26.0 million, partially offset by proceeds from the sale of marketable securities of $10.4 million combined with the sale of property, plant and equipment of $995,000. Our financing activities provided cash of $6.6 million—$725.0 million of proceeds from term loan borrowings under our senior secured credit facility and $244.0 million from the IPO of our common stock, partially offset by the repurchase of senior unsecured notes and senior subordinated unsecured term loans, including premiums and fees, of $432.5 million, debt repayments of $510.9 million and debt financing costs of $18.9 million.

For fiscal 2010, our cash flow provided by operations was $82.1 million. Our investing activities used cash of $31.1 million, primarily for payments for the purchase of businesses of $19.8 million, net of cash acquired, and for capital expenditures of $21.0 million. These investing activities were offset by $8.6 million received from the redemption of auction rate securities. Our financing activities used cash of $5.6 million to repay indebtedness.

For fiscal 2009, our cash flow provided by operations was $54.5 million. Our investing activities used cash of $36.2 million, primarily for payments for the purchase of businesses of $18.9 million, net of cash acquired, and for capital expenditures of $18.7 million. Our financing activities used cash of $5.9 million, primarily to repay $5.6 million of indebtedness.

Capital Expenditures

Capital expenditures were $26.0 million, $21.0 million and $18.7 million in fiscal 2011, fiscal 2010 and fiscal 2009, respectively.  Our capital expenditures primarily consist of equipment replacements.

Contractual Obligations

The following table summarizes our obligations and commitments to make future payments under debt and other obligations as of June 30, 2011:

Payments Due By Period
	(In millions)
					Beyond
	Total	Year 1	Years 2 - 3	Years 4 - 5	5 Years

Senior secured credit facility	$725.0	$7.3	$14.5	$14.5	$688.7
Other long-term debt	0.4	0.4	-	-	-
Interest payments	213.6	31.7	62.2	60.9	58.8
Operating leases (1)	28.1	8.2	9.4	4.7	5.8
Employment agreements	10.5	5.0	4.3	1.2	-
Contingent consideration for acquired companies(2)	21.5	6.5	5.4	9.6	-
Total	$999.1	$59.1	$95.8	$90.9	$753.3

(1)	We do not expect any future minimum sub-lease rentals associated with operating lease commitments shown in the above table.

(2)
Represents contingent consideration for business acquisitions based upon the achievement of certain  financial targets for the following amounts: (i) $5.1 million on October 31, 2011 earned  in connection with our acquisition of Gaisler and (ii) $1.4 million on October 31, 2011 earned in connection with our acquisition of RAD. We may also be required to pay additional contingent consideration for business acquisitions up to the following amounts: (i) an aggregate of $1.5 million over the next three years in connection with our acquisition of Hi-Rel Components and (ii) in connection with our acquisition of RAD, 50% of adjusted EBITDA, as defined in the purchase agreement, generated by its business over the next four years.

As of June 30, 2011 we were unable to reliably estimate when cash settlements, if any, with the taxing authorities may occur with our unrecognized tax benefits of $2.3 million; therefore, such amounts are not included in the table above.

In the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. None of these obligations are individually significant. We do not expect that these commitments, as of June 30, 2011, will have a material adverse affect on our liquidity.

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

Critical Accounting Policies and Estimates

Our financial statements are prepared in conformity with U.S. GAAP. We consolidate our subsidiaries, all of which, except for Test Evolution Corporation, are wholly owned. All significant intercompany balances and transactions have been eliminated.

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires that management of the Company make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in our consolidated financial statements are revenue and cost recognition under long-term contracts; the valuation of accounts receivable, inventories, investments and deferred tax assets; the depreciable lives of fixed assets and useful lives of amortizable intangible assets; the valuation of assets acquired and liabilities assumed in business combinations; the recoverability of long-lived amortizable intangible assets, tradenames and goodwill; share-based compensation; restructuring charges; asset retirement obligations; fair value measurement of financial assets and liabilities and certain accrued expenses and contingencies.

We are subject to uncertainties such as the impact of future events, economic, environmental and political factors and changes in the business climate; therefore, actual results may differ from those estimates. When no estimate in a given range is deemed to be better than any other when estimating contingent liabilities, the low end of the range is accrued. Accordingly, the accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Changes in estimates are made when circumstances warrant them. Such changes and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements.

Revenue Recognition

We recognize revenue, net of trade discounts and allowances, when (1) persuasive evidence of an arrangement exists, (2) delivery of the product has occurred or the services have been performed, (3) the selling price is fixed or determinable, and (4) collectability of the resulting receivable is reasonably assured.

Our product revenue is generated predominantly from the sales of various types of microelectronic products and test and measurement equipment. For arrangements other than certain long-term contracts, revenue (including shipping and handling fees) is recognized when products are shipped and title has passed to the customer. If title does not pass until the product reaches the customer’s delivery site, recognition of the revenue is deferred until that time. Certain of our sales are to distributors, which have a right to return some portion of product within specified periods from delivery. We recognize revenue on these sales at the time of shipment to the distributor, as the returns under these arrangements have historically been insignificant and can be reasonably estimated. A provision for such estimated returns is recorded at the time revenues are recognized. For transactions that include customer-specified acceptance criteria, including those where acceptance is required upon achievement of performance milestones, revenue is recognized after the acceptance criteria have been met.

Long-term contracts are accounted for by determining estimated contract profit rates and use of the percentage-of-completion method to recognize revenues and associated costs as work progresses. We measure the extent of progress toward completion generally based upon one of the following methods (based upon an assessment of which method most closely aligns to the underlying earnings process): (i) the units-of-delivery method, (ii) the cost-to-cost method (using the ratio of contract costs incurred as a percentage of total estimated costs at contract completion based upon engineering and production estimates), or (iii) the achievement of contractual milestones. Provisions for anticipated losses or revisions in estimated profits on contracts-in-process are recorded in the period in which such anticipated losses or revisions become evident.

Where an arrangement includes only a software license, revenue is recognized when the software is delivered and title has been transferred to the customer or, in the case of electronic delivery of software, when the customer is given access to the licensed software programs. We also evaluate whether persuasive evidence of an arrangement exists, collection of the receivable is probable, the fee is fixed or determinable and whether any other undelivered elements of the arrangement exist for which a portion of the total fee would be allocated based on vendor-specific objective evidence of the fair value of the undelivered element. When a customer purchases software together with post contract support, we allocate a portion of the fee to the post contract support for its fair value based on the contractual renewal rate. Post contract support fees are deferred in Advance Payments by Customers and Deferred Revenue in the consolidated balance sheets, and recognized as revenue ratably over the term of the related contract.

Service revenue is derived from extended warranty, customer support and training. Service revenue is deferred and recognized over the contractual term or as services are rendered and accepted by the customer. For example, revenue from customer support contracts is recognized ratably over the contractual term, while training revenue is recognized as the training is provided to the customer. In addition, the four revenue recognition criteria described above must be met before service revenue is recognized.

We use vendor-specific objective evidence of selling price, verifiable objective evidence of selling price, such as third party selling prices, or estimated selling price, in that order, to allocate non-software revenue to elements in multiple element arrangements. Revenue is recognized on only those elements that meet the four criteria described above.

At June 30, 2011 and 2010, we had $25.9 million and $30.7 million, respectively, in Advance Payments by Customers and Deferred Revenue, which was comprised of $7.9 million and $11.6 million, respectively, of customer advance payments primarily for the purchase of materials, $8.8 million and $8.7 million, respectively, of deferred service and software support revenue, $5.3 million and $4.1 million, respectively, of deferred warranty revenue and $3.9 million and $6.3 million, respectively, of revenue deferred due to software arrangements for which there is no vendor specific objective evidence of fair value of the undelivered elements of the arrangements, contingent revenue, billings for which the related product has not been delivered or product delivered to a customer that has not been accepted or is incomplete. We generally sell non-software service and extended warranty contracts on a standalone basis.

The adoption on July 1, 2009 of the guidance issued by the Financial Accounting Standards Board (“FASB”) in Accounting Standard Updates 2009-13, Revenue Recognition (Topic 605)—Multiple Deliverable Arrangements and 2009-14, Software (Topic 985)—Certain Revenue Arrangements did not have a material impact on our pattern or timing of revenue recognition and is not expected to have a material impact on revenues in future periods. We have one test equipment product line, which includes software that is more than incidental to the hardware component that, prior to July 1, 2009, was accounted for as a software product for revenue recognition purposes. Effective July 1, 2009, the new revenue recognition guidance provides that products such as these that contain software which is essential to overall product functionality are outside the scope of software revenue recognition guidance and are now accounted for under new rules pertaining to revenue arrangements with multiple deliverables. Although this change had an insignificant impact on revenue recognized for the years ended June 30, 2011 and 2010, if this product were delivered in numerous multiple element arrangements in the future, certain revenue recognition could be accelerated. We do not believe that this will result in a material impact on our revenues.

Acquisition Accounting

We use the acquisition method to account for business combinations, whereby the total purchase price of an acquisition, including contingent consideration,  is allocated to the tangible and intangible assets acquired and liabilities assumed, based upon their respective fair values at the date of acquisition. The purchase price in excess of the fair value of the net assets and liabilities, if any, is recorded as goodwill. A gain is recorded if the purchase price is less than the fair value of net assets and liabilities. The allocation of the purchase price is dependent upon certain valuations and other studies, which contain estimates and assumptions. Effective with acquisitions consummated after June 30, 2009, costs related to our acquisitions are expensed as incurred.

Long-Lived Assets

Goodwill is calculated as the excess of the cost of purchased businesses over the fair value of their underlying net assets. Indefinite-lived intangible assets consist of tradenames. Goodwill and indefinite-lived intangible assets are not amortized. Definite-lived intangible assets primarily consist of customer related intangibles and developed technology, which are amortized on a straight-line basis over periods ranging up to 11 years.

We assess goodwill and indefinite-lived intangible assets at least annually for impairment in the fourth quarter of our fiscal year, or more frequently if certain events or circumstances indicate an impairment may have occurred. We test goodwill for impairment at the reporting unit level, which is one level below our operating segments. We identify our reporting units by assessing whether the components of our operating segments constitute businesses for which discrete financial information is available that segment management regularly reviews to assess operating results. For purposes of evaluating goodwill for impairment, we have four reporting units containing approximately 85% of our goodwill balance of $465.4 million. These reporting units are Aeroflex Plainview AMS ($97.2 million), Aeroflex Colorado Springs ($119.7 million), RF and microwave products group ($66.2 million) and Aeroflex Wichita ($115.1 million). Impairment testing is performed in two steps: (i) we determine if there is an impairment by comparing the fair value of a reporting unit with its carrying value, and (ii) if there is an impairment, we measure the amount of impairment loss by comparing the implied fair value of the reporting unit’s goodwill (the excess of the fair value of the reporting unit over the fair value of its net identifiable assets) with the carrying amount of that goodwill.

Testing goodwill for impairment requires us to estimate fair values of reporting units using significant estimates and assumptions. The assumptions made will impact the outcome and ultimate results of the testing. We use industry accepted valuation models and set criteria that are reviewed and approved by various levels of management and, in certain instances, we engage third-party valuation specialists to assist us in estimating fair values. To determine fair value of the reporting unit, we use an income approach. We use a market approach to assess the reasonableness of the results of the income approach.

Under the income approach, we determine fair value using a discounted cash flow method, estimating future cash flows of each reporting unit, as well as terminal value, and discounting such cash flows at a rate of return that reflects the relative risk of the cash flows.

The key estimates and factors used in the income approach include, but are not limited to, revenue growth rates and profit margins based on historical results and internal forecasts, terminal value and the weighted-average cost of capital used to discount future cash flows. The compound annual growth rate of sales for the first 6 years of our projections for reporting units as of June 30, 2011 ranged between 7% and 11% as compared with 5% and 10% as of June 30, 2010. The terminal growth rates were projected at 5% after between 7 to 9 years as of both June 30, 2011 and 2010, which reflects our estimate of long-term market and gross domestic product growth. The weighted-average cost of capital used to discount future cash flows for reporting units as of June 30, 2011 ranged from 12% to 16% as compared with 13% to 17% as of June 30, 2010. Future changes in these estimates and assumptions could materially affect the results of our reviews for impairment of goodwill. Changes in the valuation assumptions from those used in the prior year primarily reflect the impact of the current economic environment on the reporting units and their projected future results of operations.

The impairment test for indefinite-lived intangible assets encompasses determining a fair value of an indefinite-lived intangible asset and comparing the fair value to its carrying value. If the carrying value exceeds the fair value, impairment is recorded. To determine fair value of indefinite-lived intangible assets, we use an income approach, the relief-from-royalty method. This method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset. Indefinite-lived intangible assets’ fair values require significant judgments in determining both the assets’ estimated cash flows as well as the appropriate discount and royalty rates applied to those cash flows to determine fair value. Changes in such estimates or the application of alternative assumptions could produce significantly different results.

We review other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When such events or changes in circumstances occur, a recoverability test is performed comparing projected undiscounted cash flows from the use and eventual disposition of an asset or asset group to its carrying value. If the projected undiscounted cash flows are less than the carrying value, an impairment would be recorded for the excess of the carrying value over the fair value, which is determined by discounting future cash flows.

Property, plant and equipment are stated at cost. Depreciation of plant and equipment is provided over the estimated useful lives of the respective assets, on a straight-line basis. Leasehold improvements are amortized over the life of the lease, including anticipated renewals, or the estimated life of the asset, whichever is shorter.

Income Taxes

We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Net deferred tax assets assume sufficient future earnings for their realization.  Where management believes it is more-likely-than-not that the deferred tax assets will not be realized in the relevant jurisdiction, the Company has recorded a valuation allowance against such asset.

The Company has adopted the provisions of ASC 740-10 (formerly FIN 48) and records uncertain tax position liabilities for federal, state, local and foreign exposures relating to periods subject to audit. The calculation of these tax liabilities require judgments about tax issues, potential outcomes and timing, and are a subjective critical estimate. The Company classifies interest and penalties as a component of the provision for income taxes.

Share-Based Compensation

The fair value of share-based payments is recognized as an expense in the consolidated statements of operations over the related vesting periods. Share-based compensation expense is based on the fair value of the portion of share-based payment awards that is ultimately expected to vest and has therefore been reduced for estimated forfeitures at the time of the grant, with subsequent revisions for the differences between actual and the estimated forfeiture rates (see Note 13 to the consolidated financial statements).

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2010, the FASB issued authoritative guidance that modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  The adoption on July 1, 2011 of this new guidance did not have an impact on our consolidated financial statements.

In December 2010, the FASB amended its authoritative guidance related to business combinations entered into by an entity that are material on an individual or aggregate basis.  These amendments clarify existing guidance that if an entity presents comparative financial statements that include a material business combination, the entity should disclose pro forma revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period.  The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  This new guidance becomes effective prospectively for business combinations consummated by us after June 30, 2011. We believe the adoption of this new guidance will not have a material impact on the acquisition-related disclosures in our consolidated financial statements.

In January 2010, the FASB issued authoritative guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires a roll forward of activities on purchases, sales, issuance, and settlements on a gross basis of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The adoption on July 1, 2011 of the gross presentation of the Level 3 roll forward did not have an impact on our consolidated financial statements.

In May 2011, the FASB issued authoritative guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs.  This new guidance will become effective for us on January 1, 2012 and is to be applied prospectively. Other than requiring additional disclosures, we do not anticipate material impacts on our financial statements upon adoption.

In June 2011, the FASB issued authoritative guidance, which provides that an entity that reports items of other comprehensive income has the option to present comprehensive income as (i) a single statement that presents the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income or (ii) in a two-statement approach, whereby an entity must present the components of net income and total net income in the first statement and that statement is immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  The option in current GAAP that permits the presentation of other comprehensive income in the statement of stockholders’ equity has been eliminated. This new guidance will become effective for us beginning with the first quarter of fiscal 2013 and is to be applied retrospectively. We have not yet determined which presentation method we will adopt.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.  We are subject to interest rate risk in connection with borrowings under our senior secured credit facility. We currently do not have interest rate swap agreements hedging this debt.  As of June 30, 2011, there was $725.0 million outstanding at adjusted LIBOR plus 3.0% under the term-loan portion of the senior secured credit facility, all of which is subject to variable interest rates. The adjusted LIBOR, as defined in the senior secured credit facility, has a floor of 1.25% on the term loan. Based on the adjusted LIBOR of 0.25% as of June 30, 2011, an increase of 1% in interest rates would not increase our annual interest expense due to the 1.25% floor.  Any 1% increase in interest rates above the 1.25% floor would result in a $7.3 million increase in our annual interest expense. A 1% change in interest rates would result in a $763,000 change in our annual interest expense on the revolving loan borrowings, assuming the entire $75.0 million was outstanding. Any debt we incur in the future may also bear interest at floating rates.

Foreign Currency Risk.  Foreign currency contracts are used to protect us from exchange rate fluctuation from the time customers are invoiced in local currency until such currency is exchanged for U.S. dollars. We periodically enter into foreign currency contracts, which are not designated as hedges, and the change in the fair value is included in income currently within other income (expense). As of June 30, 2011, we had $49.8 million of notional value foreign currency forward contracts maturing through July 29, 2011. Notional amounts do not quantify risk or represent assets or liabilities, but are used in the calculation of cash settlements under the contracts. The fair value of these contracts at June 30, 2011 was a liability of $30,000. If foreign currency exchange rates (primarily the British pound and the Euro) change by 10% from the levels at June 30, 2011, the effect on our comprehensive income would be approximately $26.5 million.

Inflation Risk.  Inflation has not had a material impact on our results of operations or financial condition during the preceding three years.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AEROFLEX HOLDING CORP.
AND SUBSIDIARIES

FINANCIAL STATEMENTS

INDEX	PAGE

CONSOLIDATED FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm	76

Consolidated financial statements:

Balance sheets – June 30, 2011 and 2010	77

Statements of operations –
Fiscal Year Ended June 30, 2011
Fiscal Year Ended June 30, 2010
Fiscal Year Ended June 30, 2009	78

Statements of stockholders’ equity and comprehensive income (loss) –
Fiscal Year Ended June 30, 2011
Fiscal Year Ended June 30, 2010
Fiscal Year Ended June 30, 2009	79

Statements of cash flows –
Fiscal Year Ended June 30, 2011
Fiscal Year Ended June 30, 2010
Fiscal Year Ended June 30, 2009	80

Notes to the consolidated financial statements	81 – 116

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Aeroflex Holding Corp. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Aeroflex Holding Corp. and subsidiaries (the Company) as of June 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended June 30, 2011.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the index to Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aeroflex Holding Corp. and subsidiaries as of June 30, 2011 and 2010 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the accompanying consolidated financial statements, the Company has changed its method of accounting for business combinations effective for those business combinations consummated on or after July 1, 2009 due to the adoption of ASC 805 (formerly SFAS 141R), Business Combinations.

/s/ KPMG LLP

Melville, New York
August 31, 2011

Aeroflex Holding Corp. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data )

	June 30,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$66,278	$100,663
Accounts receivable, less allowance for doubtful accounts of $1,210 and $1,821	168,141	141,595
Inventories	186,370	126,568
Deferred income taxes	51,855	28,018
Prepaid expenses and other current assets	10,044	10,983
Total current assets	482,688	407,827

Property, plant and equipment, net of accumulated depreciation of $82,581 and $60,755	105,162	101,662
Non-current marketable securities, net	-	9,769
Deferred financing costs, net	15,289	20,983
Other assets	29,000	21,818
Intangible assets with definite lives, net	183,614	238,313
Intangible assets with indefinite lives	114,730	109,894
Goodwill	465,443	445,874

Total assets	$1,395,926	$1,356,140

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$7,635	$21,817
Accounts payable	48,737	28,803
Advance payments by customers and deferred revenue	25,859	30,741
Income taxes payable	8,371	4,615
Accrued payroll expenses	22,063	23,082
Accrued expenses and other current liabilities	45,772	58,817
Total current liabilities	158,437	167,875

Long-term debt	717,750	880,030
Deferred income taxes	117,150	138,849
Defined benefit plan obligations	5,539	5,763
Other long-term liabilities	13,526	12,639
Total liabilities	1,012,402	1,205,156

Stockholders' equity:
Preferred stock par value $.01 per share; 50,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $.01 per share; 300,000,000 shares authorized; 84,789,180 and 65,000,000 shares issued and outstanding	848	650
Additional paid-in capital	644,262	398,291
Accumulated other comprehensive income (loss)	(32,536)	(53,575)
Accumulated deficit	(229,050)	(194,382)
Total stockholders' equity	383,524	150,984

Total liabilities and stockholders' equity	$1,395,926	$1,356,140

See notes to consolidated financial statements.

Aeroflex Holding Corp. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Years Ended June 30,
	2011	2010	2009

Net sales	$729,414	$655,048	$599,336
Cost of sales	337,314	312,063	311,311
Gross profit	392,100	342,985	288,025

Selling, general and administrative costs	152,709	128,860	127,670
Research and development costs	90,088	76,155	69,610
Amortization of acquired intangibles	63,672	61,915	62,962
Termination of Sponsor Advisory Agreement	18,133	-	-
Restructuring charges	14,783	385	4,102
Acquired in-process research and development costs	-	-	1,665
Impairment of goodwill and other intangibles	-	-	41,225
Loss on liquidation of foreign subsidiary	-	7,696	-
	339,385	275,011	307,234
Operating income (loss)	52,715	67,974	(19,209)

Other income (expense):
Interest expense	(66,204)	(83,948)	(83,823)
Loss on extinguishment of debt and write-off of deferred financing costs	(59,395)	-	-
Gain from a bargain purchase of a business	173	3,993	-
Other income (expense), net	(775)	532	11,012
Total other income (expense)	(126,201)	(79,423)	(72,811)

Income (loss) before income taxes	(73,486)	(11,449)	(92,020)
Provision (benefit) for income taxes	(38,818)	820	(15,332)

Net income (loss)	$(34,668)	$(12,269)	$(76,688)

Net income (loss) per common share - basic	$(0.45)	$(0.19)	$(1.18)

Weighted average number of common shares outstanding - basic	77,153	65,000	65,000

See notes to consolidated financial statements.

Aeroflex Holding Corp. and Subsidiaries

Consolidated Statements of Stockholders' Equity

and Comprehensive Income (Loss)

(In thousands)

					Accumulated
				Additional	Other
		Common Stock		Paid-in	Comprehensive	Accumulated	Comprehensive
	Total	Shares	Par Value	Capital	Income (Loss)	Deficit	Income (Loss)

Balance, June 30, 2008	$276,648	65,000	$650	$381,016	$407	$(105,425)
Share-based compensation	1,955	-	-	1,955	-	-
Other changes	252	-	-	252	-	-
Capital contribution of 71% ownership interest in VI Technology	12,700	-	-	12,700	-	-
Other comprehensive income (loss)	(55,107)	-	-	-	(55,107)	-	$(55,107)
Net income (loss)	(76,688)	-	-	-	-	(76,688)	(76,688)
Balance, June 30, 2009	159,760	65,000	650	395,923	(54,700)	(182,113)	$(131,795)
Share-based compensation	2,076	-	-	2,076	-	-
Other changes	292	-	-	292	-	-
Other comprehensive income (loss)	1,125	-	-	-	1,125	-	$1,125
Net income (loss)	(12,269)	-	-	-	-	(12,269)	(12,269)
Balance, June 30, 2010	150,984	65,000	650	398,291	(53,575)	(194,382)	$(11,144)
Proceeds from issuance of common stock	243,995	19,789	198	243,797	-	-
Share-based compensation	2,254	-	-	2,254	-	-
Other changes	(80)	-	-	(80)	-	-
Other comprehensive income (loss)	21,039	-	-	-	21,039		$21,039
Net income (loss)	(34,668)	-	-	-	-	(34,668)	(34,668)
Balance, June 30, 2011	$383,524	84,789	$848	$644,262	$(32,536)	$(229,050)	$(13,629)

See notes to consolidated financial statements.

Aeroflex Holding Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended June 30,
	2011	2010	2009

Cash flows from operating activities:
Net income (loss)	$(34,668)	$(12,269)	$(76,688)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	83,459	82,696	84,426
Gain from a bargain purchase of a business	(173)	(3,993)	-
Acquired in-process research and development costs	-	-	1,665
Acquisition related adjustment to cost of sales	998	575	668
Acquisition related adjustment to sales	157	125	416
Impairment of goodwill and other intangibles	-	-	41,225
Loss on liquidation of foreign subsidiary	-	7,696	-
Loss on extinguishment of debt and write-off of deferred financing costs	59,395	-	-
Deferred income taxes	(53,626)	(4,607)	(19,596)
Share-based compensation	2,254	2,076	1,955
Non - cash restructuring charges	4,860	-	-
Amortization of deferred financing costs	4,755	4,771	4,771
Paid in kind interest	2,434	18,089	16,111
Other, net	1,103	670	1,161
Change in operating assets and liabilities, net of effects from purchases of businesses:
Decrease (increase) in accounts receivable	(20,577)	(11,898)	10,054
Decrease (increase) in inventories	(54,993)	8,432	(5,329)
Decrease (increase) in prepaid expenses and other assets	(5,519)	(4,927)	4,499
Increase (decrease) in accounts payable, accrued expenses and other liabilities	4,683	(5,385)	(10,881)

Net cash provided by (used in) operating activities	(5,458)	82,051	54,457

Cash flows from investing activities:
Payments for purchase of businesses, net of cash acquired	(23,717)	(19,813)	(18,935)
Capital expenditures	(25,957)	(21,015)	(18,717)
Proceeds from sale of marketable securities	10,357	8,580	-
Proceeds from the sale of property, plant and equipment	995	1,485	1,439
Other, net	-	(385)	-

Net cash provided by (used in) investing activities	(38,322)	(31,148)	(36,213)

Cash flows from financing activities:
Credit facility borrowings	725,000	-	-
Net proceeds from issuance of common stock	243,995	-	-
Repurchase of senior unsecured notes and senior subordinated unsecured term loans, including premiums and fees	(432,526)	-	-
Debt repayments	(510,923)	(5,590)	(5,574)
Deferred financing costs	(18,903)	-	(340)

Net cash provided by (used in) financing activities	6,643	(5,590)	(5,914)
Effect of exchange rate changes on cash and cash equivalents	2,752	(2,398)	(8,731)

Net increase (decrease) in cash and cash equivalents	(34,385)	42,915	3,599
Cash and cash equivalents at beginning of year	100,663	57,748	54,149
Cash and cash equivalents at end of year	$66,278	$100,663	$57,748

See notes to consolidated financial statements.

AEROFLEX HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Recent Significant Transactions

Description of Business

We design, engineer and manufacture microelectronic products and test and measurement equipment that are sold primarily to the space, avionics, defense, commercial wireless communications, and medical markets.

Unless the context requires otherwise, (i) “Aeroflex Holding” refers to the issuer, Aeroflex Holding Corp., a holding company that was formerly known as AX Holding Corp., (ii) “Aeroflex” refers to Aeroflex Incorporated, a direct wholly owned subsidiary of Aeroflex Holding, together with its consolidated subsidiaries, (iii) “we”, “our”, or “us” refer to Aeroflex Holding Corp. and its consolidated subsidiaries, including Aeroflex, (iv) the term “parent LLC” refers to VGG Holding LLC, which as of June 30, 2011 owns 76.7% of Aeroflex Holding’s common stock, (v) the term “Veritas Capital” refers to The Veritas Capital Fund III, L.P. and its affiliates, (vi) the term “Golden Gate Capital” refers to Golden Gate Private Equity, Inc. and its affiliates, (vii) the term “GS Direct” refers to GS Direct, L.L.C., (viii) the term “Sponsors” refers collectively to Veritas Capital, Golden Gate Capital and GS Direct, and to affiliates of and funds managed by these entities, (ix) the term “Going Private Transaction” refers to the acquisition of Aeroflex by the Sponsors on August 15, 2007, (x) the term “IPO” refers to the initial public offering of 19,789,180 shares of our common stock at a price of $13.50 per share, which was consummated in November 2010, (xi) the “Sponsor Advisory Agreement” refers to our advisory agreement with affiliates of the Sponsors, under which we paid $2.8 million, $2.5 million and $2.3 million during the years ended June 30, 2011, 2010 and 2009, respectively, prior to it being  terminated in connection with the IPO, (xii) the term “senior secured credit facility” refers to the credit facility we entered into on May 9, 2011 in connection with our debt refinancing as of such date and (xiii) any “fiscal” year refers to the twelve months ended June 30 of the applicable year (for example, “fiscal 2011” refers to the twelve months ended June 30, 2011).

The IPO Transactions

Our board of directors authorized an increase of our authorized shares of common stock to 300,000,000 and a 65,000,000 for 1 common stock split, both of which became effective on November 18, 2010. Our stockholders’ equity has been retroactively adjusted to give effect to the stock split for all periods presented by reclassifying the par value of the additional shares issued in connection with the split from additional paid-in capital to common stock. In addition, all share numbers and per share amounts in our consolidated financial statements have been retroactively adjusted to give effect to the stock split.

In November 2010, we consummated an IPO of our common stock in which we sold 19,789,180 shares of common stock at a price of $13.50 per share. We received net proceeds of $244.0 million from the IPO, after deducting underwriting discounts and offering expenses, including a $2.5 million transaction fee which was paid to affiliates of the Sponsors under the advisory agreement with them for services directly attributable to the equity offering (“Transaction Fee”). In connection with the IPO, we:

•
Repurchased an aggregate of $186.6 million of our then existing senior unsecured notes and senior subordinated unsecured term loans and paid $21.1 million of tender premiums and expenses related thereto;

•
Paid a $16.9 million termination fee to affiliates of the Sponsors to terminate the advisory agreement with them, which, including the related write-off of prepaid advisory fees, resulted in an $18.1 million expense (“Termination Fee”); and

•	Amended our then existing senior secured credit facility, for which a $3.3 million fee was paid to the lenders.

Debt Refinancing

On May 9, 2011, we entered into a new senior secured credit facility with various lenders, consisting of a senior secured term loan facility of $725.0 million and a senior secured revolving credit facility of $75.0 million, to refinance $695.5 million of our then outstanding debt. See Note 11 for additional information on the debt refinancing.

2.	Summary of Significant Accounting Principles and Policies

Presentation and Use of Estimates

Our financial statements are prepared in conformity with U.S. GAAP. We consolidate our subsidiaries, all of which, except for Test Evolution Corporation, are wholly owned. All significant intercompany balances and transactions have been eliminated.

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires that management of the Company make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in our consolidated financial statements are revenue and cost recognition under long-term contracts; the valuation of accounts receivable, inventories, investments and deferred tax assets; the depreciable lives of fixed assets and useful lives of amortizable intangible assets; the valuation of assets acquired and liabilities assumed in business combinations; the recoverability of long-lived amortizable intangible assets, tradenames and goodwill; share-based compensation; restructuring charges; asset retirement obligations; fair value measurement of financial assets and liabilities and certain accrued expenses and contingencies.

We are subject to uncertainties such as the impact of future events, economic, environmental and political factors and changes in the business climate; therefore, actual results may differ from those estimates. When no estimate in a given range is deemed to be better than any other when estimating contingent liabilities, the low end of the range is accrued. Accordingly, the accounting estimates used  in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Changes in estimates are made when circumstances warrant them. Such changes and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements.

Cash and Cash Equivalents

All highly liquid investments having maturities of three months or less at the date of acquisition are considered to be cash equivalents.

Marketable Securities

Marketable securities were classified as available-for-sale and were recorded at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity. Realized gains and losses and declines in market value judged to be other than temporary, which amounted to  losses of $688,000 and $320,000 in the fiscal years ended June 30, 2011 and 2010, respectively, were reflected in other income (expense). Interest income and dividends, if any, were also included in other income.

At June 30, 2010, our marketable securities, which were classified as non-current assets in the accompanying consolidated balance sheet, consisted of $9.8 million of auction rate securities, which was net of a $1.3 million valuation allowance. During the year ended June 30, 2011, our remaining auction rate securities were sold at an average of 93.8% of par.

Inventories

Inventories, including amounts related to long-term contracts accounted for under percentage-of-completion accounting, are stated at the lower of cost (first-in, first-out) or market. We assess the valuation of our inventory on a periodic basis and make adjustments to the value for estimated excess and obsolete inventory based on estimates about future demand. Our excess inventory review process includes analysis of historical usage and sales forecasts.

Financial Instruments and Derivatives

Foreign currency contracts are used to protect us from fluctuations in exchange rates. Our foreign currency contracts are not designated as hedges and therefore the change in fair value is included in other income (expense) as it occurs.

Our interest rate swap derivatives were designated as cash flow hedges. As such, they were recorded on the balance sheet as assets or liabilities at their fair value, with changes in the fair value of such derivatives, net of taxes, recorded as a component of other comprehensive income.  All of our interest rate swap agreements expired prior to June 30, 2011.

Revenue Recognition

We recognize revenue, net of trade discounts and allowances, when (1) persuasive evidence of an arrangement exists, (2) delivery of the product has occurred or the services have been performed, (3) the selling price is fixed or determinable, and (4) collectability of the resulting receivable is reasonably assured.

Our product revenue is generated predominantly from the sales of various types of microelectronic products and test and measurement equipment. For arrangements other than certain long-term contracts, revenue (including shipping and handling fees) is recognized when products are shipped and title has passed to the customer. If title does not pass until the product reaches the customer’s delivery site, recognition of the revenue is deferred until that time. Certain of our sales are to distributors, which have a right to return some portion of product within specified periods from delivery. We recognize revenue on these sales at the time of shipment to the distributor, as the returns under these arrangements have historically been insignificant and can be reasonably estimated. A provision for such estimated returns is recorded at the time revenues are recognized. For transactions that include customer-specified acceptance criteria, including those where acceptance is required upon achievement of performance milestones, revenue is recognized after the acceptance criteria have been met.

Long-term contracts are accounted for by determining estimated contract profit rates and use of the percentage-of-completion method to recognize revenues and associated costs as work progresses. We measure the extent of progress toward completion generally based upon one of the following methods (based upon an assessment of which method most closely aligns to the underlying earnings process): (i) the units-of-delivery method, (ii) the cost-to-cost method (using the ratio of contract costs incurred as a percentage of total estimated costs at contract completion based upon engineering and production estimates), or (iii) the achievement of contractual milestones. Provisions for anticipated losses or revisions in estimated profits on contracts-in-process are recorded in the period in which such anticipated losses or revisions become evident.

Where an arrangement includes only a software license, revenue is recognized when the software is delivered and title has been transferred to the customer or, in the case of electronic delivery of software, when the customer is given access to the licensed software programs. We also evaluate whether persuasive evidence of an arrangement exists, collection of the receivable is probable, the fee is fixed or determinable and whether any other undelivered elements of the arrangement exist for which a portion of the total fee would be allocated based on vendor-specific objective evidence of the fair value of the undelivered element. When a customer purchases software together with post contract support, we allocate a portion of the fee to the post contract support for its fair value based on the contractual renewal rate. Post contract support fees are deferred in Advance Payments by Customers and Deferred Revenue in the consolidated balance sheets, and recognized as revenue ratably over the term of the related contract.

Service revenue is derived from extended warranty, customer support and training. Service revenue is deferred and recognized over the contractual term or as services are rendered and accepted by the customer. For example, revenue from customer support contracts is recognized ratably over the contractual term, while training revenue is recognized as the training is provided to the customer. In addition, the four revenue recognition criteria described above must be met before service revenue is recognized.

We use vendor-specific objective evidence of selling price, verifiable objective evidence of selling price, such as third party selling prices, or estimated selling price, in that order, to allocate non-software revenue to elements in multiple element arrangements. Revenue is recognized on only those elements that meet the four criteria described above.

At June 30, 2011 and 2010, we had $25.9 million and $30.7 million, respectively, in Advance Payments by Customers and Deferred Revenue, which was comprised of $7.9 million and $11.6 million, respectively, of customer advance payments primarily for the purchase of materials, $8.8 million and $8.7 million, respectively, of deferred service and software support revenue, $5.3 million and $4.1 million, respectively, of deferred warranty revenue and $3.9 million and $6.3 million, respectively, of revenue deferred due to software arrangements for which there is no vendor specific objective evidence of fair value of the undelivered elements of the arrangements, contingent revenue, billings for which the related product has not been delivered or product delivered to a customer that has not been accepted or is incomplete. We generally sell non-software service and extended warranty contracts on a standalone basis.

The adoption on July 1, 2009 of the guidance issued by the Financial Accounting Standards Board (“FASB”) in Accounting Standard Updates 2009-13, Revenue Recognition (Topic 605)—Multiple Deliverable Arrangements and 2009-14, Software (Topic 985)—Certain Revenue Arrangements did not have a material impact on our pattern or timing of revenue recognition and is not expected to have a material impact on revenues in future periods. We have one test equipment product line, which includes software that is more than incidental to the hardware component that, prior to July 1, 2009, was accounted for as a software product for revenue recognition purposes. Effective July 1, 2009, the new revenue recognition guidance provides that products such as these that contain software which is essential to overall product functionality are outside the scope of software revenue recognition guidance and are now accounted for under new rules pertaining to revenue arrangements with multiple deliverables. Although this change had an insignificant impact on revenue recognized for the years ended June 30, 2011 and 2010, if this product were delivered in numerous multiple element arrangements in the future, certain revenue recognition could be accelerated. We do not believe that this will result in a material impact on our revenues.

Acquisition Accounting

We use the acquisition method to account for business combinations, whereby the total purchase price of an acquisition, including contingent consideration,  is allocated to the tangible and intangible assets acquired and liabilities assumed, based upon their respective fair values at the date of acquisition. The purchase price in excess of the fair value of the net assets and liabilities, if any, is recorded as goodwill. A gain is recorded if the purchase price is less than the fair value of net assets and liabilities. The allocation of the purchase price is dependent upon certain valuations and other studies, which contain estimates and assumptions. Effective with acquisitions consummated after June 30, 2009, costs related to our acquisitions are expensed as incurred.

Long-Lived Assets

Goodwill is calculated as the excess of the cost of purchased businesses over the fair value of their underlying net assets. Indefinite-lived intangible assets consist of tradenames. Goodwill and indefinite-lived intangible assets are not amortized. Definite-lived intangible assets primarily consist of customer related intangibles and developed technology, which are amortized on a straight-line basis over periods ranging up to 11 years.

We assess goodwill and indefinite-lived intangible assets at least annually for impairment in the fourth quarter of our fiscal year, or more frequently if certain events or circumstances indicate an impairment may have occurred. We test goodwill for impairment at the reporting unit level, which is one level below our operating segments. We identify our reporting units by assessing whether the components of our operating segments constitute businesses for which discrete financial information is available that segment management regularly reviews to assess operating results. For purposes of evaluating goodwill for impairment, we have four reporting units containing approximately 85% of our goodwill balance of $465.4 million. These reporting units are Aeroflex Plainview AMS ($97.2 million), Aeroflex Colorado Springs ($119.7 million), RF and microwave products group ($66.2 million) and Aeroflex Wichita ($115.1 million). Impairment testing is performed in two steps: (i) we determine if there is an impairment by comparing the fair value of a reporting unit with its carrying value, and (ii) if there is an impairment, we measure the amount of impairment loss by comparing the implied fair value of the reporting unit’s goodwill (the excess of the fair value of the reporting unit over the fair value of its net identifiable assets) with the carrying amount of that goodwill.

Testing goodwill for impairment requires us to estimate fair values of reporting units using significant estimates and assumptions. The assumptions made will impact the outcome and ultimate results of the testing. We use industry accepted valuation models and set criteria that are reviewed and approved by various levels of management and, in certain instances, we engage third-party valuation specialists to assist us in estimating fair values. To determine fair value of the reporting unit, we use an income approach. We use a market approach to assess the reasonableness of the results of the income approach.

Under the income approach, we determine fair value using a discounted cash flow method, estimating future cash flows of each reporting unit, as well as terminal value, and discounting such cash flows at a rate of return that reflects the relative risk of the cash flows.

The key estimates and factors used in the income approach include, but are not limited to, revenue growth rates and profit margins based on historical results and internal forecasts, terminal value and the weighted-average cost of capital used to discount future cash flows. The compound annual growth rate of sales for the first 6 years of our projections for reporting units as of June 30, 2011 ranged between 7% and 11% as compared with 5% and 10% as of June 30, 2010. The terminal growth rates were projected at 5% after between 7 to 9 years as of both June 30, 2011 and 2010, which reflects our estimate of long-term market and gross domestic product growth. The weighted-average cost of capital used to discount future cash flows for reporting units as of June 30, 2011 ranged from 12% to 16% as compared with 13% to 17% as of June 30, 2010. Future changes in these estimates and assumptions could materially affect the results of our reviews for impairment of goodwill. Changes in the valuation assumptions from those used in the prior year primarily reflect the impact of the current economic environment on the reporting units and their projected future results of operations.

The impairment test for indefinite-lived intangible assets encompasses determining a fair value of an indefinite-lived intangible asset and comparing the fair value to its carrying value. If the carrying value exceeds the fair value, impairment is recorded. To determine fair value of indefinite-lived intangible assets, we use an income approach, the relief-from-royalty method. This method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset. Indefinite-lived intangible assets’ fair values require significant judgments in determining both the assets’ estimated cash flows as well as the appropriate discount and royalty rates applied to those cash flows to determine fair value. Changes in such estimates or the application of alternative assumptions could produce significantly different results.

We review other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When such events or changes in circumstances occur, a recoverability test is performed comparing projected undiscounted cash flows from the use and eventual disposition of an asset or asset group to its carrying value. If the projected undiscounted cash flows are less than the carrying value, an impairment would be recorded for the excess of the carrying value over the fair value, which is determined by discounting future cash flows.

Property, plant and equipment are stated at cost. Depreciation of plant and equipment is provided over the estimated useful lives of the respective assets, on a straight-line basis. Leasehold improvements are amortized over the life of the lease, including anticipated renewals, or the estimated life of the asset, whichever is shorter.

Research and Development Costs

We charge all research and development costs to expense as incurred, except those of our software products for which costs incurred between the date of product technological feasibility and the date that the software is available for general release are capitalized. We use a working model of the software or a detailed program design to assess technological feasibility. We capitalized software development costs of $209,000 in fiscal 2009. We did not capitalize any software development costs in fiscal 2011 or 2010. Capitalized software development costs are amortized to cost of sales based on the higher of a) the percentage of revenue for units delivered to total anticipated revenue for the related product, or b) on a straight-line basis. There were no capitalized software development costs as of June 30, 2011 and 2010.

Income Taxes

We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Net deferred tax assets assume sufficient future earnings for their realization.  Where management believes it is more-likely-than-not that the deferred tax assets will not be realized in the relevant jurisdiction, the Company has recorded a valuation allowance against such asset.

The Company has adopted the provisions of ASC 740-10 (formerly FIN 48) and records uncertain tax position liabilities for federal, state, local and foreign exposures relating to periods subject to audit. The calculation of these tax liabilities require judgments about tax issues, potential outcomes and timing, and are a subjective critical estimate. The Company classifies interest and penalties as a component of the provision for income taxes.

Net Income (Loss) Per Common Share

Our consolidated statements of operations present only basic net income (loss) per common share, as we do not have any potentially dilutive securities. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.

Share-Based Compensation

The fair value of share-based payments is recognized as an expense in the consolidated statements of operations over the related vesting periods. Share-based compensation expense is based on the fair value of the portion of share-based payment awards that is ultimately expected to vest and has therefore been reduced for estimated forfeitures at the time of the grant, with subsequent revisions for the differences between actual and the estimated forfeiture rates (see Note 13 to the consolidated financial statements).

Foreign Currency Translations

The financial statements of our foreign subsidiaries are measured in their local currency and then translated into U.S. dollars using the current rate method. Under the current rate method, assets and liabilities are translated using the exchange rate at the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing throughout the year.

Gains and losses resulting from the translation of financial statements of foreign subsidiaries are accumulated in other comprehensive income (loss) and presented as part of stockholders’ equity. Realized and unrealized foreign currency exchange gains (losses) from the settlement of foreign currency transactions are reflected in other income (expense) and amounted to $(634,000), $(905,000) and $9.0 million for the fiscal years ended June 30, 2011, 2010 and 2009, respectively.

Comprehensive Income

Comprehensive income consists of net income (loss) and equity adjustments relating to foreign currency translation, changes in fair value of certain derivatives and non-current marketable securities and adjustments to the minimum pension liability and is presented in the consolidated statements of stockholders’ equity and comprehensive income (loss).

Reclassifications

Restructuring charges have been reclassified such that they are separately disclosed in the consolidated statements of operations for fiscal 2010 and 2009 in order to conform to the fiscal 2011 presentation.

Recently Adopted Accounting Pronouncements

On July 1, 2009, we adopted the authoritative guidance issued by the FASB on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations.  It also requires the fair value of contingent consideration to be recorded at the acquisition date, the capitalization of in-process research and development at fair value and the expensing of acquisition-related costs as incurred.  This new guidance was applied to business combinations consummated by us after June 30, 2009 (see Note 3).

In October 2009, the FASB issued authoritative guidance on revenue recognition. Under the new guidance on sales arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration and the use of the relative selling price method is required. The new guidance eliminated the residual method of allocating arrangement consideration to deliverables and includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We chose to early adopt such authoritative guidance on a prospective basis effective July 1, 2009 and, therefore, it has been applied to multiple deliverable revenue arrangements and arrangements for the sale of tangible products with software components entered into or materially modified on or after July 1, 2009. The adoption of this new guidance did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued authoritative guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. We adopted the fair value disclosures guidance on January 1, 2010. The adoption of this new guidance did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which we adopted on July 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. The adoption of this new guidance did not have an impact on our consolidated financial statements.

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

Gaisler Research AB

On June 30, 2008, we acquired the stock of Gaisler Research AB, or Gaisler, for $12.3 million cash (net of $2.7 million cash acquired), plus contingent consideration over the three year period of fiscal 2009 to fiscal 2011, based on Gaisler’s achieved EBITDA. Based on Gaisler’s actual results of operations an additional $4.0 million was paid to the selling shareholders in October 2009, $4.6 million was paid to the selling shareholders in October 2010, and $5.1 million will be paid to the selling shareholders in October 2011, all of which has been added to goodwill in the accompanying consolidated balance sheets. Located in Sweden, Gaisler provides integrated circuit software products and services to European space system suppliers, plus other U.S., Japanese and Russian space agencies. Gaisler is included in our Microelectronic Solutions segment.

VI Technology, Inc.

On March 4, 2009, we acquired 100% of the stock of VI Technology, Inc., or VI Tech. We paid $5.0 million in cash for approximately 29% of the stock of VI Tech, and the remaining approximately 71% of VI Tech stock was acquired by parent LLC, in exchange for Class A membership interests in parent LLC with a fair value of $12.7 million. Immediately following the consummation of these transactions, parent LLC contributed the 71% of VI Tech stock to the Company, giving us 100% ownership in VI Tech. VI Tech, located in Austin, Texas, designs and manufactures independent automated test systems. VI Tech is included in our Test Solutions segment.

We allocated the purchase price, including acquisition costs of $436,000, based on the estimated fair value of the assets acquired and liabilities assumed as follows:

(In thousands)

Current assets (excluding cash of $107)	$3,170
Property, plant and equipment	149
Other assets	37
Developed technology	2,990
Customer related intangibles	4,470
Non-compete arrangements	1,600
Tradenames	1,190
Goodwill	10,582
Total assets acquired	24,188
Current liabilities	(2,078)
Deferred taxes	(4,081)
Total liabilities assumed	(6,159)
Net assets acquired	$18,029

The developed technology, customer related intangibles, non-compete arrangements, and tradenames are being amortized on a straight-line basis over a range of 1 to 6 years. The goodwill is not deductible for tax purposes.

On a pro forma basis, had the VI Tech acquisition taken place as of the beginning of the periods presented, our results of operations for those periods would not have been materially affected.

Airflyte Electronics Company

On June 26, 2009, we acquired the net assets of Airflyte Electronics Company, or Airflyte, for $11.0 million cash plus an additional $1.0 million paid to the selling shareholders in October 2010 for successfully achieving a specified EBITDA target in fiscal year 2010. In November 2009, we received $365,000 as an adjustment to the purchase price from the former shareholders of Airflyte, as the tangible net assets acquired were less than the tangible net assets target as defined in the purchase agreement.  Airflyte, located in Naples, Florida, designs and manufactures custom-engineered slip rings for high-performance defense, commercial and industrial applications. Airflyte is included in our Microelectronic Solutions segment.

We allocated the purchase price, including acquisition costs of $304,000, based on the estimated fair value of the assets acquired and liabilities assumed as follows:

(In thousands)

Current assets	$4,054
Property, plant and equipment	76
Other assets	47
Customer related intangibles	4,020
Tradenames	1,200
Goodwill	3,031
Total assets acquired	12,428
Current liabilities assumed	(489)
Net assets acquired	$11,939

The customer related intangibles are being amortized on a straight-line basis over a range of 1 to 6 years. The tradenames have an indefinite life. The goodwill is deductible for tax purposes.

On a pro forma basis, had the Airflyte acquisition taken place as of the beginning of the periods presented, our results of operations for those periods would not have been materially affected.

Willtek Communications

On May 7, 2010, we acquired the net assets of Willtek Communications, or Willtek, for $2.8 million in cash, which in accordance with the purchase agreement, was subsequently reduced by an $873,000 closing date deficiency in adjusted net assets, which we received in January 2011.  Willtek, located in Ismaning, Germany, develops test instruments, systems and solutions that test wireless technology, components, infrastructure products, handset products and other consumer wireless products specific to the development, manufacturing and service/support environments.  Willtek is included in our Test Solutions segment.

We allocated the purchase price based on the estimated fair value of the assets acquired and liabilities assumed as follows:

(In thousands)

Current assets	$5,887
Property, plant and equipment	1,862
Other assets	1,967
Developed technology	1,060
Customer related intangibles	1,100
Total assets acquired	11,876
Current liabilities	(2,687)
Deferred taxes	(1,504)
Other liabilities	(1,642)
Total liabilities assumed	(5,833)
Net assets acquired	6,043
Less purchase price	1,877
Gain from a bargain purchase of a business	$4,166

The gain from a bargain purchase of Willtek reflects the excess of the fair value of net assets over the purchase price.  The purchase price was negotiated at such a level to be reflective of the cost of the restructuring efforts that we expected to incur, at that time.

The developed technology and customer related intangibles are being amortized on a straight-line basis over a range of 1 to 6 years.

On a pro forma basis, had the Willtek acquisition taken place as of the beginning of the periods presented, our results of operations for those periods would not have been materially affected.

Radiation Assured Devices

On June 30, 2010, we acquired 100% of the stock of Radiation Assured Devices, Inc., or  RAD, for $14.0 million in cash, which in accordance with the purchase agreement was subsequently reduced by a $407,000 payment for a closing date deficiency in adjusted net assets, which we received in December 2010, plus contingent payments equal to 50% of the acquired company’s EBITDA (as defined in the agreement) for the five year period of fiscal 2011 to fiscal 2015, provided certain EBITDA thresholds are met.  The fair value of the contingent consideration as of June 30, 2010 was $7.1 million and was reflected in other long-term liabilities and considered in the allocation of the purchase price.  The fair value of the contingent consideration as of June 30, 2011 was $8.9 million, of which $1.4 million was reflected in accrued expenses and other current liabilities (as it will be paid to the former selling shareholders of RAD in October 2011) and $7.5 million was reflected in other long-term liabilities. The increase in the fair value of the contingent consideration was $1.8 million for the fiscal year ended June 30, 2011, and was recorded in selling, general and administrative costs. RAD, located in Colorado Springs, Colorado, uses commercial and specialty technologies to provide state of the art radiation engineering and qualification services, as well as to produce radiation hardened products for commercial and military spaceborne electronics.  RAD is included in our Microelectronic Solutions segment.

We allocated the purchase price based on the estimated fair value of the assets acquired and liabilities assumed as follows:

(In thousands)

Current assets (excluding cash of $617)	$1,302
Property, plant and equipment	615
Developed technology	1,150
Customer related intangibles	5,500
Tradenames	1,080
Goodwill	14,637
Total assets acquired	24,284
Current liabilities	(969)
Deferred taxes	(3,229)
Total liabilities assumed	(4,198)
Net assets acquired	$20,086

The developed technology and customer related intangibles are being amortized on a straight-line basis over a range of 1 to 8 years. The tradenames are considered to have indefinite lives. The goodwill is not deductible for tax purposes.

On a pro forma basis, had the RAD acquisition taken place as of the beginning of the periods presented, our results of operations for those periods would not have been materially affected.

Advanced Control Components

On August 31, 2010, we acquired 100% of the stock of Advanced Control Components, Inc., or ACC, for $19.2 million in cash, which was net of a preliminary working capital adjustment made at closing.  The final working capital adjustment, which we received in May 2011,  amounted to $640,000, reducing the net purchase price to $18.6 million. ACC, located in Eatontown, New Jersey, designs, manufactures and markets a wide range of radio frequency, or RF, and microwave products for the military, civilian radar, scientific and communications markets. ACC is included in our Microelectronic Solutions segment.

We allocated the purchase price based on the estimated fair value of the assets acquired and liabilities assumed as follows:

(In thousands)

Current assets (excluding cash of $15)	$4,899
Property, plant and equipment	1,156
Other assets	60
Customer related intangibles	5,680
Non-compete arrangements	30
Tradenames	3,010
Goodwill	9,722
Total assets acquired	24,557
Current liabilities	(2,895)
Deferred taxes	(3,117)
Total liabilities assumed	(6,012)
Net assets acquired	$18,545

The customer related intangibles and non-compete arrangements are being amortized on a straight-line basis over a range of 1 to 9 years.  The tradenames are considered to have indefinite lives.  The goodwill is not deductible for tax purposes.

On a pro forma basis, had the ACC acquisition taken place as of the beginning of the periods presented, our results of operations for those periods would not have been materially affected.

Intangible Assets with Definite Lives

The components of amortizable intangible assets were as follows:

	As of June 30,
	2011		2010
	(In thousands)
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Developed technology	$200,861	$130,675	$197,422	$94,672
Customer related intangibles	229,382	122,050	222,026	94,656
Non-compete arrangements	10,442	6,385	10,087	4,420
Tradenames	3,396	1,357	3,184	658
Total	$444,081	$260,467	$432,719	$194,406

The aggregate amortization expense for amortizable intangible assets was $63.7 million, $61.9 million and $63.0 million for the fiscal years ended June 30, 2011, 2010 and 2009, respectively.

The estimated aggregate amortization expense for each of the next five fiscal years ending June 30, is as follows:

(In thousands)

2012	$62,679
2013	56,744
2014	30,059
2015	19,295
2016	9,659

Intangible Assets with Indefinite Lives

During the fourth quarter of fiscal 2009, we completed our annual impairment test of indefinite lived intangible assets and, due to a decline in the RF and microwave reporting unit's operating results during fiscal 2009 and additional revisions to internal forecasts, we wrote-off $6.0 million of tradenames with indefinite lives related to the RF and microwave reporting unit.

Goodwill

The carrying amount of goodwill was as follows:

	AMS	ATS	Total
	(In thousands)

Balance at June 30, 2009	$266,813	$161,320	$428,133
Goodwill recorded for acquisition of RAD	14,364	-	14,364
Adjustment to goodwill for other acquisitions	353	307	660
Gaisler 2010 earned contingent consideration	4,622	-	4,622
Airflyte 2010 earned contingent consideration	1,000	-	1,000
Impact of foreign currency translation	(16)	(2,889)	(2,905)
Balance at June 30, 2010	287,136	158,738	445,874
Goodwill recorded for acquisition of ACC	9,722	-	9,722
Adjustment to goodwill for other acquisitions	273	-	273
Gaisler 2011 earned contingent consideration	5,107	-	5,107
Impact of foreign currency translation	2,243	2,224	4,467
Balance at June 30, 2011	$304,481	$160,962	$465,443

During the fourth quarter of fiscal 2009, it became evident that the reduction in revenue and operating income in the RF and microwave reporting unit would remain at lower levels due to economic conditions affecting the RF and microwave group’s commercial customers. Upon the completion of our annual impairment test of goodwill, we recorded a goodwill impairment charge of $35.2 million related to the RF and microwave reporting unit in fiscal 2009.

4.	Restructuring Charges

In connection with continued consolidation activities related to certain manufacturing operations located in Europe, restructuring charges amounted to $4.1 million for the fiscal year ended June 30, 2009, consisting of $3.8 million of severance costs and $294,000 of facility closure costs.

For the fiscal year ended June 30, 2010, we recorded a $385,000 charge in connection with continued restructuring activities of certain manufacturing operations, which consisted of $526,000 of severance costs partially offset by a reduction of $141,000 of facility closure costs previously accrued.

For the fiscal year ended June 30, 2011, restructuring charges amounted to $14.8 million, consisting of (i) $8.2 million of severance costs and $1.7 million of facility closure costs, primarily related to the integration of Willtek into our European manufacturing operations and the consolidation of one of our domestic components facilities located in Whippany, New Jersey into two of our other facilities, and (ii) a $4.9 million building impairment charge based on the fair value of the Whippany, New Jersey facility we intend to sell.

The following table sets forth the charges and payments related to the restructuring liability, which is reflected in accrued expenses and other current liabilities in the accompanying consolidated balance sheets for the periods indicated:

	Balance				Balance
	June 30,				June 30,
	2010	Year Ended June 30, 2011			2011
				Effect of
	Restructuring			foreign	Restructuring
	Liability	Net Additions	Cash Payments	currency	Liability
	(In thousands)
Work force reduction	$172	$8,223	$(5,812)	$83	$2,666

Closure of facilities	632	1,700	(1,890)	55	497

Total	$804	$9,923	$(7,702)	$138	$3,163

	Balance				Balance
	June 30,				June 30,
	2009	Year Ended June 30, 2010			2010
				Effect of
	Restructuring			foreign	Restructuring
	Liability	Net Additions	Cash Payments	currency	Liability
	(In thousands)
Work force reduction	$756	$526	$(1,098)	$(12)	$172

Closure of facilities	1,722	(141)	(837)	(112)	632

Total	$2,478	$385	$(1,935)	$(124)	$804

5.	Net Income (Loss) Per Common Share

Our consolidated statements of operations present only basic net income (loss) per common share, as we do not have any potentially dilutive securities. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.

6.	Inventories

Inventories consisted of the following:

	As of June 30,
	2011	2010
	(In thousands)

Raw materials	$101,854	$61,278
Work in process	60,290	44,022
Finished goods	24,226	21,268
	$186,370	$126,568

7.	Property, Plant and Equipment

Property, plant and equipment consisted of the following:

			Estimated
	As of June 30,		Useful Life
	2011	2010	In Years
	(In thousands)

Land	$15,474	$16,585
Buildings and leasehold improvements	34,500	32,967	1 to 40
Machinery and equipment	113,287	91,521	2 to 12
Furniture and fixtures	24,482	21,344	3 to 10
	187,743	162,417
Less accumulated depreciation and amortization	82,581	60,755
	$105,162	$101,662

Depreciation expense on property, plant and equipment was $19.4 million, $20.6 million and $21.4 million for the fiscal years ended June 30, 2011, 2010 and 2009, respectively.

8.	Product Warranty

We warrant our products against defects in design, materials and workmanship, generally for one year from their date of shipment. A provision for estimated future costs relating to these warranties is recorded in cost of sales when the related revenue is recognized. Quarterly we analyze our warranty liability for reasonableness based on a 15-month history of warranty costs incurred, the nature of the products shipped subject to warranty and anticipated warranty trends.

Activity related to our product warranty liability, which is reflected in accrued expenses and other current liabilities in the accompanying consolidated balance sheets, was as follows:

(In thousands)

Balance at June 30, 2009	$2,645
Provision for warranty obligations	2,511
Cost of warranty obligations	(2,346)
Foreign currency impact	(48)
Balance at June 30, 2010	2,762
Provision for warranty obligations	2,036
Cost of warranty obligations	(2,379)
Foreign currency impact	80
Balance at June 30, 2011	$2,499

9.	Derivative Financial Instruments

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

The fair values of our derivative financial instruments included in the consolidated balance sheets as of June 30, 2011 and 2010 were as follows:

	Asset (Liability) Derivatives
	June 30, 2011		June 30, 2010
	Balance Sheet		Balance Sheet
(In thousands)	Location	Fair Value(1)	Location	Fair Value(1)
Derivatives designated as hedging instruments:
Interest rate swap contracts	Accrued expenses and other current liabilities	$-	Accrued expenses and other current liabilities	$(6,613)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other current liabilities	(30)	Accrued expenses and other current liabilities	(293)

Total derivatives, net		$(30)		$(6,906)

(1)  See Note 10 for further information about how the fair values of derivative assets and liabilities are determined.

The gains and losses related to our derivative financial instruments designated as hedging instruments for the fiscal years ended June 30, 2011, 2010 and 2009 were as follows:

	Amount of Gain or (Loss)
	Recognized on Derivatives in
Derivatives in Cash Flow	Other Comprehensive Income
Hedging Relationships	(Effective Portion) (1)

	Years Ended June 30,
	2011	2010	2009
	(In thousands)

Interest rate swap contracts	$(612)	$(5,303)	$(24,923)

Location of Gain or (Loss)
Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified from
Other Comprehensive Income	Accumulated Other Comprehensive Income
into Income (Effective Portion)	into Income (Effective Portion) (1)

	Years Ended June 30,
	2011	2010	2009
	(In thousands)

Interest expense	$(7,225)	$(14,311)	$(7,061)

(1)	See Note 14 for additional information on changes to accumulated other comprehensive income (loss).

The amounts of the gains and losses related to our derivative financial instruments not designated as hedging instruments for the fiscal years ended June 30, 2011, 2010 and 2009 were as follows:

Derivatives Not	Location of Gain or (Loss)	Amount of Gain or (Loss)
Designated as	Recognized in Earnings on	Recognized in Earnings on
Hedging Instruments	Derivative	Derivative

		Years Ended June 30,
		2011	2010	2009
		(In thousands)
Foreign currency forward contracts	Other income (expense)	$263	$(98)	$(208)

Interest Rate Swap Cash-Flow Hedges

We enter into interest rate swap contracts with counterparties that are rated investment grade to manage the effects of interest rate movements on portions of our debt. Such contracts effectively fix the borrowing rates on floating rate debt to limit the exposure against the risk of rising rates. We do not enter into interest rate swap contracts for speculative purposes. Our interest rate swap contracts that were outstanding as of June 30, 2010, all of which were entered into in fiscal 2008 for an aggregate notional amount of $425.0 million, matured during the fiscal year ended June 30, 2011. As of June 30, 2011, we have not entered into new interest rate swap contracts.

Foreign Currency Contract Derivatives

Foreign currency contracts are used to protect us from fluctuations in exchange rates. Our foreign currency contracts are not designated as hedges and therefore the change in fair value is included in other income (expense) as it occurs. As of June 30, 2011, we had $49.8 million of notional value foreign currency forward contracts maturing through July 29, 2011. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts.

10.	Fair Value Measurements

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

Level 3:
Inputs reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instruments' valuation.

The following table presents for each hierarchy level, financial assets and liabilities measured at fair value on a recurring basis:

Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
As of June 30, 2011	(Level 1)	(Level 2)	(Level 3)	Total
(In thousands)
Liabilities:
Foreign currency forward contracts	$-	$30	$-	$30

	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
As of June 30, 2010	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Assets:
Non-current marketable securities	$-	$-	$9,769	$9,769

Liabilities:
Foreign currency forward contracts	$-	$293	$-	$293
Interest rate swap contracts	-	6,613	-	6,613
Total Liabilities	$-	$6,906	$-	$6,906

The following table presents the changes in the carrying value of the Company's assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended June 30, 2010 and 2011:

Fair Value Measurements
Using Significant
Unobservable Inputs
(Level 3)
Auction
Rate
Securities
(In thousands)

Balance at June 30, 2009	$17,677
Redeemed by the issuer	(8,900)
Transfer of unrealized loss from accumulated other comprehensive income (loss) to realized loss recorded in other expense	320
Unrealized gain (loss) in accumulated other comprehensive income (loss)	672
Balance at June 30, 2010	9,769
Sold at par	(2,000)
Transfer to Level 2	(9,045)
Transfer of unrealized loss from accumulated other comprehensive income (loss) to realized loss recorded in other expense	688
Unrealized gain (loss) in accumulated other comprehensive income (loss)	588
Balance at June 30, 2011	$-

Marketable Securities  — As of June 30, 2010, non-current marketable securities consisted of auction rate securities that had no active market from which we could obtain pricing. As of June 30, 2010, we classified auction rate securities as Level 3 as their valuation required substantial judgment and estimation of factors that were not observable in the market due to the lack of trading in the securities. At June 30, 2010 we had a $1.3 million valuation allowance against the auction rate securities. During the fiscal year ended June 30, 2010, $8.9 million of our auction rate securities were redeemed by the issuer at an average of 96.4% of par. The resulting $320,000 realized loss was recorded in the statement of operations for the fiscal year ended June 30, 2010. During the year ended June 30, 2011, our remaining auction rate securities were sold at an average of 93.8% of par. The resulting $688,000 realized loss was recorded in the statement of operations for the fiscal year ended June 30, 2011.

Foreign Currency Forward Contracts  — The fair values of our foreign currency forward contracts were determined using a pricing model with all significant inputs based on observable market data such as measurement date spot and forward rates.

Interest Rate Swap Contracts  — The fair values of our interest rate swap contracts were based on valuations received from the counterparties and corroborated by measurement date equivalent swap rates.

11.	Long Term Debt and Credit Agreements

On August 15, 2007, in connection with the Going Private Transaction, we incurred $870.0 million of debt to finance the acquisition of Aeroflex, which was comprised of the following:

•	a $575.0 million senior secured credit facility, which consisted of $525.0 million of term loans and a $50.0 million revolving credit facility;

•
a $225.0 million exchangeable senior unsecured credit facility, which was subsequently refinanced with unregistered unsecured senior notes and subsequently exchanged for publicly registered unsecured senior notes; and

•	a $120.0 million exchangeable senior subordinated unsecured credit facility, which was subsequently repaid with the proceeds from senior subordinated unsecured term loans.

On November 4, 2010, we amended our then existing senior secured credit facility, for which we paid a $3.3 million fee to the lenders which was recorded as deferred financing costs and $579,000 of other costs that were expensed as incurred, which allowed us to, among other things:

•	increase the amount of cash we could spend for acquisitions of businesses;

•
pay certain fees to affiliates of our Sponsors upon the completion of our IPO. These fees were paid on November 24, 2010, and consisted of the $2.5 million Transaction Fee for services directly attributable to the IPO, which was recorded as a reduction of additional paid-in capital, and the $16.9 million Termination Fee. The Termination Fee, when combined with the related write-off of prepaid advisory fees, amounted to an $18.1 million expense which is reported in the statement of operations as Termination of Sponsor Advisory Agreement; and

•	change the basis for calculating our interest rate margin above LIBOR.

The net proceeds of our IPO were used to, among other things, tender for a portion of our senior unsecured notes and offer to repurchase a portion of our senior subordinated unsecured term loans. In December 2010, we repurchased $32.2 million of our then existing senior unsecured notes and $154.4 million of our then existing senior subordinated unsecured term loans. This resulted in a $25.2 million loss on extinguishment of debt and write-off of deferred financing costs, which was comprised of the following:

•	an 11% premium paid on the debt repurchased, which amounted to $20.5 million;

•	the write-off of the related deferred financing costs of $4.0 million; and

•	professional fees of $614,000.

On May 9, 2011, we entered into a new senior secured credit facility, consisting of a senior secured term loan facility of $725.0 million and a senior secured revolving credit facility of $75.0 million.

The $725.0 million proceeds were used:

1)	to refinance $695.5 million of our then outstanding debt, as follows:

•	to repay the entire outstanding balance of $489.1 million under our then existing senior secured credit facility;

•	to repurchase all of our unsecured senior notes of $192.8 million; and

•	to prepay all of our senior subordinated unsecured term loans of $13.6 million.

2)	to pay a portion of the fees and expenses totaling $34.0 million in connection with the refinancing, including:

•	fees to the lenders of $14.2 million;

•	a premium of approximately 9% on the repurchased unsecured senior notes and senior subordinated unsecured term loans, which amounted to $18.3 million; and

•	professional fees and other expenses of $1.5 million.

We recorded $15.6 million of these fees related to the new facility as deferred financing costs and recorded $34.2 million, related to the repayment of the debt, as a loss on extinguishment of debt, including the write-off of the existing deferred financing costs of $15.8 million.

The total cash outlay related to the debt refinancing, including premiums, fees and expenses listed above and $10.7 million of interest accrued through May 9, 2011, exceeded the $725.0 million proceeds by $15.2 million, which was paid from our available cash.

Total long term debt outstanding as of June 30, 2011 and 2010 consisted of the following:

		June 30,
		2011	2010
		(In thousands)

New revolving credit facility	(a)	$-	$-
New senior secured term loan facility	(b)	725,000	-
Old revolving credit facility	(c)	-	-
Old senior secured B-1 term loan	(d)	-	389,000
Old senior secured B-2 term loan	(e)	-	121,563
Total senior secured debt		725,000	510,563
Senior unsecured notes	(f)	-	225,000
Senior subordinated unsecured term loans	(g)	-	165,539
Other		385	745
Total debt		725,385	901,847
Less current maturities		7,635	21,817
Total long term debt		$717,750	$880,030

The following is a summary of required principal repayments of our debt for the next five fiscal years and thereafter as of June 30, 2011:

Year Ending June 30,	(In thousands)
2012	$7,635
2013	7,250
2014	7,250
2015	7,250
2016	7,250
Thereafter	688,750
$725,385

(a)
The new revolving credit facility provides for borrowings of up to $75.0 million through May 9, 2016 at a rate based on the LIBOR rate (3 month period) plus 300 basis points (3.2458% at June 30, 2011). The senior secured credit facility allows us to utilize up to $25.0 million of the revolving credit facility for letters of credit and up to $5.0 million for a swing loan. At June 30, 2011, there are no outstanding amounts or letters of credit issued against the facility. Any borrowings would be secured by substantially all of the Company's assets. We are obligated to pay a 0.5% fee on any undrawn revolver commitments.

(b)
The new $725.0 million senior secured term loan facility provides for $1.8 million quarterly principal repayments commencing September 30, 2011, with the remaining balance due at maturity on May 9, 2018. The new senior secured credit facility is subject to mandatory prepayments based on certain events, including a percentage of our annual excess cash flows, which ranges from 0% to 50%, depending on the level of our senior secured leverage ratio. The outstanding borrowings under the new senior secured credit facility bear interest, payable quarterly, at a rate per annum equal to either: (i) the base rate (as defined in the new senior secured credit facility), plus an applicable margin of 200 basis points (5.25% at June 30, 2011), or (ii) the adjusted LIBOR rate, which has a floor of 125 basis points (as defined in the new senior secured credit facility), plus an applicable margin of 300 basis points (4.25% at June 30, 2011).  The borrowings are secured by substantially all of our assets, excluding those of our foreign subsidiaries, but including 65% of the stock of the foreign subsidiaries.

(c)
The old revolving credit facility provided for borrowings of up to $50.0 million at a rate based on the LIBOR rate (3 month period) plus 325 basis points (3.6875% at June 30, 2010). This revolving credit facility was terminated on May 9, 2011 in connection with the refinancing discussed above.

(d)
The old B-1 term loan in the original amount of $400.0 million with a scheduled maturity of August 15, 2014 bore interest at a rate based on the selected LIBOR rate. At June 30, 2010, $389.0 million outstanding was at the 3 month LIBOR rate plus 325 basis points (3.6875% at June 30, 2010).

In October 2007, the Company entered into an interest rate swap agreement for $125.0 million of this loan, which expired November 15, 2010, effectively fixing the interest rate on this portion of the loan at 8.21% for that period. In April 2008, the Company entered into an interest rate swap agreement for an additional $250.0 million which expired February 15, 2011, effectively fixing the interest rate on this portion of the loan at 6.23%.  We did not enter into any new interest rate swap contracts on the B-1 term loan during the year ended June 30, 2011.

On May 9, 2011, the $372.7 million outstanding balance of the senior secured B-1 term loan was repaid with the proceeds from the debt refinancing discussed above.

(e)
The old B-2 term loan in the original amount of $125.0 million with a scheduled maturity of August 15, 2014 bore interest at a rate based on the selected LIBOR rate. At June 30, 2010, $121.6 million was outstanding at the 3 month LIBOR rate plus 375 basis points (4.1875% at June 30, 2010).

In April 2008, the Company entered into an interest rate swap agreement for $50.0 million of this loan, which expired February 15, 2011, effectively fixing the interest rate on this portion of the loan at 6.74%. We did not enter into any new interest rate swap agreements on the B-2 term loan during the year ended June 30, 2011.

On May 9, 2011, the $116.4 million balance on the senior secured B-2 term loan was repaid with the proceeds from the debt refinancing discussed above.

(f)	The senior unsecured notes in the original amount of $225.0 million with a scheduled maturity of February 15, 2015 bore interest at a rate of 11.75%.

In December 2010, we repurchased $32.2 million of our senior unsecured notes with the net proceeds from our IPO as discussed above.

On May 9, 2011, the $192.8 million outstanding balance of the senior unsecured notes was repaid with the proceeds from the debt refinancing discussed above.

(g)
The senior subordinated unsecured term loans in the original amount of $120.0 million with a scheduled maturity of February 15, 2015 bore interest at rate of 11.75%. Through August 15, 2010, interest on the loan was payable entirely by adding such interest to the unpaid principal amount of the loan (paid in kind interest), which amounted to $48.0 million. Subsequent to August 15, 2010 interest on the term loan was payable in cash.

In December 2010, we repurchased $154.4 million of our senior subordinated unsecured term loans with the net proceeds from our IPO discussed above.

On May 9, 2011, the $13.6 million outstanding balance of the senior subordinated unsecured term loans was repaid with the proceeds from the debt refinancing  discussed above.

The new senior secured credit facility agreement provides that if the Company sells assets (with certain exceptions) or issues new debt or equity securities to unrelated parties, the proceeds must be used to prepay term or revolving credit loans.

Financial covenants in the new senior secured credit facility include a maximum leverage ratio of total debt (less up to $15.0 million of unrestricted cash) to Adjusted EBITDA, as defined in the agreement, of 5.20 on June 30, 2011, which reduces periodically to 4.75 on June 30, 2012 and ultimately to 3.50 on September 30, 2014 and thereafter. Additional covenants include restrictions on indebtedness, liens, investments, dividends, disposition of assets, acquisitions and transactions with shareholders and affiliates.

As of June 30, 2011, we were in compliance with all of the financial covenants contained in the new senior secured credit facility.

In connection with the new debt discussed above, we capitalized deferred financing costs of $15.6 million for the year ended June 30, 2011, primarily consisting of facility and legal fees. We are amortizing these costs over the life of the term loan. For the year ended June 30, 2011 we amortized $281,000 of these costs to interest expense.

In connection with the old debt discussed above, we capitalized deferred financing costs of $3.3 million, $0 and $340,000 for the years ended June 30, 2011, 2010 and 2009, respectively, primarily consisting of facility and legal fees. We were amortizing these costs over the terms of the related debt. For the years ended June 30, 2011, 2010 and 2009, we amortized $4.5 million, $4.8 million and $4.8 million, respectively, to interest expense. During the year ended June 30, 2011, we wrote-off $19.8 million of the deferred financing costs.

Interest paid was $67.6 million, $60.8 million and $52.7 million for the years ended June 30, 2011, 2010 and 2009, respectively. Accrued interest of $4.4 million and $13.9 million was included in accrued expenses and other current liabilities at June 30, 2011 and 2010, respectively.

The fair value of our debt instruments are summarized as follows:

	As of June 30, 2011
	Carrying	Estimated
	Amount	Fair Value
	(In thousands)

Senior secured term loan	$725,000	$725,906
Other	385	385
Total debt	$725,385	$726,291

The carrying value of debt of $901.8 million as of June 30, 2010 had a fair value of $877.7 million.

The estimated fair values of each of our debt instruments are based on quoted market prices for the same or similar issues. Fair value estimates related to our debt instruments are made at a specific point in time based on relevant market information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

12.	Loss on Liquidation of Foreign Subsidiary

In connection with the 2003 acquisition of one of our wireless businesses in the U.K., we set up a foreign partnership to finance the acquisition.  We invested $19.5 million in the partnership and the partnership advanced those funds to our foreign holding company in the form of a loan, the proceeds of which were used for the acquisition.

During the year ended June 30, 2010, the loan was fully repaid to the partnership, with interest, and we received a return of capital and dividends.  The partnership has been liquidated.

As a result of changes in foreign currency rates, there was a cumulative translation adjustment of $7.7 million remaining after substantially all of the assets were returned to us and substantially all of the liabilities were satisfied.  In accordance with U.S. GAAP, this remaining cumulative translation adjustment has been expensed in the period during which the substantial liquidation of the partnership occurred and presented as a non-cash loss on liquidation of foreign subsidiary in our consolidated statement of operations for the year ended June 30, 2010.  This loss was not deductible for income tax purposes.

13.	Stockholders’ Equity

In June 2011, our board of directors adopted a new equity incentive plan, which has not yet been approved by the stockholders. The plan covers directors, officers, employees and consultants. The plan provides for the grant of stock options, restricted stock and other forms of stock based compensation to participants of the plan selected by the compensation committee of our board of directors or a sub-committee of the compensation committee.  The terms and conditions of awards will be determined by the compensation committee or sub-committee. As of June 30, 2011, 4,462,632 shares of our common stock are reserved and available for grants pursuant to this plan and no awards were granted under the plan.

On August 15, 2007 certain members of our management were granted Class B membership interests and during the years ended June 30, 2011 and 2010 certain employees were granted Class B-1 membership interests, in a limited liability company (parent LLC) that owns 76.7% of our common stock as of June 30, 2011. The parent LLC is a holding company with no operations or employees of its own. The parent LLC has three classes of membership interests, Class A, Class B and Class B-1. Our non-management equity investors, or their affiliates, and certain of our employees that made equity investments in parent LLC are Class A members. In addition, the former shareholders of VI Tech (see Note 3) are also Class A members. Class B and Class B-1 members consist of certain of our employees. Pursuant to the terms of the limited liability company operating agreement (“LLC Agreement”) governing parent LLC, all class members will share in any distributions on a pro-rata basis based on their percentage of membership interests, to the extent funds are available, after the Class A members first receive a priority distribution (as separately defined in the LLC Agreement), then the Class B members receive a priority distribution (as separately defined in the LLC Agreement) and finally the Class B-1 members receive a priority distribution (as separately defined in the LLC Agreement). The Class B and Class B-1 membership interests are non-transferable and vest ratably over five years, with any unvested interests reverting to the holders of Class A interests in the event they are forfeited or repurchased. The Class B and Class B-1 membership interests are equity classified awards and, therefore, the fair value of the Class B and Class B-1 membership interests at the grant date is being recorded as compensation expense on a straight-line basis over the respective vesting period. In addition, since the Class A employee members that made equity investments in parent LLC paid less than fair value for their Class A member interests, as only they are entitled to a $3.2 million special distribution and there is no vesting associated with the special distribution, we recorded the present value of the discount from fair value of $1.4 million as compensation expense on August 15, 2007. The accretion of $338,000, $292,000 and $252,000 for the years ended June 30, 2011, 2010 and 2009, respectively, was recorded as interest expense.

Compensation expense attributable to share-based compensation was $2.3 million ($1.4 million after tax) for the year ended June 30, 2011, $2.1 million ($1.3 million after tax) for the year ended June 30, 2010 and $2.0 million ($1.2 million after tax) for the year ended June 30, 2009.

14.	Comprehensive Income

The components of comprehensive income (loss) were as follows:

	Years Ended June 30,
	2011	2010	2009
(In thousands)

Net income (loss)	$(34,668)	$(12,269)	$(76,688)
Increase (decrease) in fair value of interest rate swap contracts, net of tax provision (benefit) of $2,567, $3,452 and $(6,849)	4,046	5,556	(11,013)
Valuation allowance against non-current marketable securities	1,276	992	(2,268)
Minimum pension liability adjustment net of tax of $229, $(49) and $(363)	229	(274)	(493)
Foreign currency translation adjustment,net of tax of $624, $(624) and $0	15,488	(5,149)	(41,333)
Total comprehensive income (loss)	$(13,629)	$(11,144)	$(131,795)

Accumulated other comprehensive income (loss) was as follows:

	Unrealized
	Gain (Loss)	Valuation	Minimum	Foreign
	on Interest	Allowance Against	Pension	Currency
	Rate Swap	Non-Current	Liability	Translation
	Contracts	Marketable	Adjustment	Adjustment	Total
	(net of tax)	Securities	(net of tax)	(net of tax)	(net of tax)
	(In thousands)

Balance at June 30, 2008	$1,411	$-	$(6)	$(998)	$407
Annual change	(11,013)	(2,268)	(493)	(41,333)	(55,107)
Balance at June 30, 2009	(9,602)	(2,268)	(499)	(42,331)	(54,700)
Annual change	5,556	992	(274)	(5,149)	1,125
Balance at June 30, 2010	(4,046)	(1,276)	(773)	(47,480)	(53,575)
Annual change	4,046	1,276	229	15,488	21,039
Balance at June 30, 2011	$-	$-	$(544)	$(31,992)	$(32,536)

The valuation allowance for non-current marketable securities was not adjusted for income taxes as it would have created a capital loss carryforward upon realization for which we would record a valuation allowance against the related deferred tax asset.

15.     Income Taxes

The amount of income (loss) before income taxes attributable to domestic and foreign operations were as follows:

	Years Ended June 30,
	2011	2010	2009
	(In thousands)

Domestic	$(109,608)	$(54,262)	$(110,168)

Foreign	36,122	42,813	18,148
	$(73,486)	$(11,449)	$(92,020)

The provision (benefit) for income taxes consisted of the following:

	Years Ended June 30,
	2011	2010	2009
	(In thousands)

Current:
Federal	$2,399	$390	$49
State and local	359	1,133	217
Foreign	12,050	3,904	3,998
	14,808	5,427	4,264

Deferred:
Federal	(46,447)	(5,510)	(18,986)
State and local	(3,916)	(2,355)	2,882
Foreign	(3,263)	3,258	(3,492)
	(53,626)	(4,607)	(19,596)
	$(38,818)	$820	$(15,332)

The provision (benefit) for income taxes varied from the amount computed by applying the U.S. federal income tax rate to income (loss) before income taxes as a result of the following:

	Years Ended June 30,
	2011	2010	2009
	(In thousands)

Tax at federal statutory rate	$(25,720)	$(4,007)	$(32,207)
Non-deductible acquired in-process research and development charge	-	-	665
U.S. federal tax on earnings of foreign subsidiaries	(6,394)	15,737	10,052
Foreign tax rate differential	(2,113)	(3,356)	(3,919)
Deduction for write-off of investment in foreign subsidiary, net	-	(1,729)	-
Foreign tax credits	9,640	(4,914)	(6,766)
Increase (decrease) in valuation allowance	(9,278)	5,395	6,190
State and local income taxes, net of federal	(3,797)	(2,710)	3,349
Impairment of goodwill	-	-	11,088
Gain from a bargain purchase of a business	(66)	(1,398)	-
Non-deductible expenses	2,438	408	463
Research and development credit and deduction	(3,824)	(2,469)	(3,062)
Other, net	296	(137)	(1,185)
	$(38,818)	$820	$(15,332)

The tax effects of temporary differences which give rise to significant portions of deferred tax assets and liabilities consisted of:

	As of June 30,
	2011	2010
	(In thousands)

Accounts receivable	$304	$201
Inventories	25,617	23,812
Accrued expenses and other current liabilities	9,625	12,459
Other long-term liabilities	7,634	7,534
Tax loss carryforwards	26,856	4,125
Tax credit carryforwards	6,680	11,830
Gross deferred tax assets	76,716	59,961
Less: valuation allowance	(7,375)	(16,392)
Net deferred tax assets	69,341	43,569
Property, plant and equipment	(16,022)	(9,758)
Non-distributed earnings of foreign subsidiaries	(10,802)	(18,595)
Intangible assets	(107,812)	(126,047)
Gross deferred tax liabilities	(134,636)	(154,400)
Net deferred tax assets (liabilities)	$(65,295)	$(110,831)

Deferred tax assets have resulted primarily from our future deductible temporary differences and net operating loss and tax credit carryforwards. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. Our ability to realize these deferred tax assets depends upon the generation of sufficient future taxable income to allow for the utilization of the deductible temporary differences and loss and credit carryforwards. If such estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets resulting in additional income tax expense in our consolidated statements of operations. Management evaluates the realizability of the deferred tax assets and the need for additional valuation allowances quarterly. At this time, based on current facts and circumstances, management believes that it is more likely than not that we will realize benefit for our gross deferred tax assets, except those deferred tax assets against which a valuation allowance has been recorded.

Deferred U.S. income taxes have not been provided on a significant portion of our undistributed foreign earnings since we expect that substantially all of these earnings will be permanently reinvested in foreign operations. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject, in certain instances, to an adjustment for foreign tax credits) and, potentially, withholding taxes payable to the various foreign countries.  Determination of the amount of unrecognized deferred U.S. tax liabilities and potential foreign tax credits is not practical to calculate because of the complexity of this hypothetical calculation.

Deferred U.S. income taxes had been provided on undistributed foreign earnings for the years ended June 30, 2010 and 2009 since we expected that substantially all of these earnings would be distributed to the U.S..  During the years ended June 30, 2010 and 2009, we repatriated $15.1 million and $6.8 million respectively, of foreign earnings to fund interest payments required by our credit agreements. As a direct result of our IPO, and the related repurchase of a portion of our debt in December 2010, interest payments have decreased. Consequently, in the quarter ended December 31, 2010, we changed our intent as to the amount and method of repatriations of foreign earnings, which resulted in a $5.8 million reduction of deferred tax liabilities related to the U.S. income taxes previously provided on unremitted foreign earnings. At June 30, 2011, we have provided U.S. deferred income taxes of $10.8 million on the accumulated earnings of one foreign subsidiary which we intend to repatriate to the U.S. in the foreseeable future.

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

As of June 30, 2011, we had U.S. federal net operating loss carryforwards of $56.4 million and business credit and alternative minimum tax credit carryforwards of $4.3 million.  Our U.S. federal net operating loss is due to expire in 2031 and our business credits have varying expiration dates between 2028 and 2031.  The alternative minimum tax credit has no expiration date.

As of June 30, 2011, we had foreign tax credit carryforwards of $2.0 million that relate to foreign source income upon which U.S. taxes have been previously provided and paid.  The benefit available for foreign tax credits against our U.S. income tax on foreign earnings has not been recognized because it was not considered to be more likely than not that we would generate sufficient foreign source income to be able to claim the credit. Therefore, we have provided a valuation allowance against all foreign tax credits.  If factors change such that we conclude that it is more likely than not that we will be able to utilize our foreign tax credits, then we would recognize this benefit through the elimination of the valuation allowance we have set up against the foreign tax credits.

As of June 30, 2011, we had foreign net operating loss carryforwards of $1.5 million in France, $1.6 million in Germany and $2.6 million in Hong Kong which have no expiration. We also had state net operating loss carryforwards that create an available net tax benefit of $4.9 million. We have provided a valuation allowance against the deferred tax assets for all net operating loss carryforwards in France and Germany and an aggregate of $6.5 million for state net tax benefits, foreign tax credit carryforwards and certain other deferred tax assets that are not deemed realizable.

The decrease in the valuation allowance of $9.0 million during the year ended June 30, 2011 is primarily for the elimination of the deferred tax asset for $9.6 million of foreign tax credits, which had a 100% valuation allowance against it. The increase in the valuation allowance for the year ended June 30, 2010 is primarily for foreign tax credits of $4.9 million.

We made income tax payments of $15.0 million, $6.1 million and $3.6 million and received refunds of $3.1 million, $633,000 and $2.3 million during the years ended June 30, 2011, 2010 and 2009, respectively.

The aggregate amount of unrecognized tax benefits included in liabilities was as follows:

	Years Ended
	2011	2010
	(In thousands)

Balance at beginning of year	$855	$1,739
Gross increase related to tax positions taken in current fiscal year	251	64
Gross increase related to tax positions taken prior to fiscal year	2,685	34
Gross decrease of tax benefits related to settlements with taxing authorities	(1,439)	(840)
Reduction as a result of a lapse of the applicable statute of limitations	(8)	(142)
Balance at end of year	$2,344	$855

Interest and penalties related to income tax liabilities were included in income tax expense, consistent with our historical policy and amounted to $272,000, $61,000 and $401,000 for the years ended June 30, 2011, 2010 and 2009, respectively. At June 30, 2011 and 2010, accrued interest on uncertain tax positions was $237,000 and $202,000, respectively, net of the federal benefit.

In November 2009, we settled a Kansas state income tax audit for the fiscal years 2004 through 2007 and the period from July 1, 2007 to August 14, 2007 resulting in a $1.2 million payment of taxes and $255,000 of interest. The decrease in the uncertain tax position liability of $840,000 in fiscal 2010 was for a reversal of a liability previously recognized, net of federal benefit.  We do not anticipate a significant increase or decrease to our unrecognized tax benefits over the next twelve months.  As of June 30, 2011, if all uncertain tax positions were sustained at the amounts reported or expected to be reported in our tax returns, our income tax expense would decrease by $2.3 million.

In August 2010, we settled an Internal Revenue Service income tax audit for the fiscal years 2006 and 2007 and the periods July 1, 2007 to August 14, 2007 and August 15, 2007 to June 30, 2008 with a net $1.3 million payment of taxes and $339,000 in interest partially offset by tax benefits of $1.2 million primarily for certain resulting tax credit carryforwards. The decrease in the uncertain tax position liability of $1.4 million in fiscal 2011 was due to the settlement of the audit.

The statute of limitations for our federal income tax return is open for all years subsequent to our 2008 fiscal year.  The statute of limitations for our state returns is open for all years subsequent to our 2007 fiscal year with the exception of New York State, which remains open for all years subsequent to our 2006 fiscal year. The statute of limitations for the U.K. income tax returns is open for all years subsequent to our 2009 fiscal year.

16.     Employment Contracts

We have employment agreements with our officers and certain other key employees for varying periods through 2015 with annual remuneration ranging from $91,000 to $650,000, plus, in some cases, additional compensation based upon earnings of the Company.  Future aggregate minimum payments under these contracts are $10.5 million.  Certain of the contracts provide for a three-year consulting period at the expiration of the employment term at two-thirds of salary.  In addition, certain of these officers have the option to terminate their employment agreements upon a change in control of the Company, as defined, and receive lump sum payments equal to the salary and bonus, if any, for the remainder of the term.

17.     Employee Benefit Plans

401(k) and Profit Sharing Plans

All of our U.S. employees who are not members of a collective bargaining agreement are eligible to participate in a Company sponsored 401(k) plan. Each participant has the option to contribute a portion of his or her compensation and to receive a discretionary employer matching contribution (with the exception of the period July 1, 2009 to June 30, 2010, during which the discretionary match was suspended). Furthermore, employees of one subsidiary are eligible to participate in a qualified profit sharing plan and receive an allocation of a discretionary share of the subsidiary’s profits.  For the fiscal years ended June 30, 2011, 2010 and 2009, aggregate expenses related to these 401(k) and profit sharing plans were $5.6 million, $2.0 million and $5.3 million, respectively.

Defined Benefit Pension Plan

In connection with the Going Private Transaction, the Company entered into amended employment agreements with certain participants in our Supplemental Executive Retirement Plan (“SERP”) which, among other terms, provided that if such participants remain employed beyond August 15, 2008, which they have, specified payments, approximating the benefits earned under the SERP, plus 6% interest per annum from August 15, 2007, would be payable to those participants in full satisfaction of the benefits payable under the SERP, payable the earlier of December 31, 2008 to January 5, 2009, or upon specified events, including an additional change of control of the Company or termination.  The aggregate liability to these participants under the SERP, including the related interest, was $19.9 million and was paid in December 2008 and January 2009.

As of June 30, 2011, the SERP is unfunded, however, there are funds (primarily the cash surrender value of life insurance policies that specify the SERP as the beneficiary) being held in a rabbi trust for the one remaining individual in the SERP, an officer who retired in 2005.  Those assets (which are included in Other Assets) totaled $10.3 million and $9.4 million at June 30, 2011 and 2010, respectively, and are not considered in the fair value of plan assets.  An actuarially determined liability of $6.2 million for the one remaining SERP participant is recorded as of June 30, 2011, of which $628,000 and $5.5 million is included in accrued expenses and defined benefit plan obligations, respectively.  Payments to the retired officer of $628,000 were made in each of the fiscal years 2011, 2010 and 2009.  We are required to make payments of $628,000 in each fiscal year pursuant to the SERP to this retired officer through December 31, 2015 or upon death, whichever is later.

In the fiscal years ended June 30, 2011, 2010 and 2009, we recorded $0, $0 and $544,000, respectively, of interest expense incurred on the SERP liabilities and $404,000, $311,000 and $444,000, respectively, of pension expense, included in general and administrative expenses in the accompanying statement of operations, for an increase in the SERP liability.

Assumptions

The weighted-average assumptions used to determine benefit obligations and net periodic benefit cost under the SERP was a discount rate of 5.67%, 5.45% and 5.00% for the years ended June 30, 2011, 2010, and 2009, respectively. The rate of compensation increase was not applicable as the one participant in the SERP whose liability is actuarially determined at June 30, 2011, 2010, and 2009 is an inactive retired employee.  The expected long-term return on plan assets was also not applicable as of June 30, 2011 and 2010, since the SERP was unfunded.

18.     Legal Matters

In March 2005, we sold the net assets of our shock and vibration control device manufacturing business, which we refer to as VMC. Under the terms of the sale agreements, we retained certain liabilities relating to adverse environmental conditions that existed at the premises occupied by VMC as of the date of sale. We recorded a liability for the estimated remediation costs related to adverse environmental conditions that existed at the VMC premises when it was sold. The accrued environmental liability at June 30, 2011 was $1.7 million, of which $350,000 was expected to be paid within one year.

We have identified instances of noncompliance with the International Traffic in Arms Regulations (“ITAR”) in certain of our past business activities as well as in the pre-acquisition business activities of certain acquired companies. These include the inadvertent misclassification and/or export of products without the required license and the disclosure of controlled technology to certain foreign national employees. These matters were formally disclosed to the U.S. Department of State from time to time from fiscal 2007 through fiscal 2011.

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

At this time it is not possible to determine whether any fines or other penalties will be assessed against us or the materiality of the outcome of any of these ITAR matters.

We are also involved in various other claims and legal actions that arise in the ordinary course of business. We do not believe that the ultimate resolution of any of these actions will have a material adverse effect on our business, results of operations, financial position, liquidity or capital resources.

19.     Other Commitments and Contingencies

Operating Leases

Several of our operating facilities and certain machinery and equipment are leased under agreements expiring through 2021. The leases for machinery and equipment generally contain purchase options at the end of their lease term at the then fair value of the related leased assets.

The following is a summary of future minimum payments under operating leases for the next five fiscal years and thereafter as of June 30, 2011:
Year Ending June 30,	(In thousands)
2012	$8,195
2013	5,878
2014	3,594
2015	2,506
2016	2,173
Thereafter	5,794
$28,140

Rental expense was $9.9 million, $8.3 million and $7.4 million for the fiscal years ended June 30, 2011, 2010 and 2009, respectively. Sub-lease rental income was not material.

20.     Business Segments

We are a global provider of radio frequency, or RF, and microwave integrated circuits, components and systems used in the design, development and maintenance of technically demanding, high-performance wireless communication systems. Our solutions include highly specialized microelectronic components and test and measurement equipment used by companies in the space, avionics, defense, commercial wireless communications, medical and other markets. Approximately 30%, 34% and 37% of our sales for the fiscal years ended June 30, 2011, 2010 and 2009, respectively, were to agencies of the United States government or to prime defense contractors or subcontractors of the United States government. No customer constituted more than 10% of sales during any of the periods presented. Inter-segment sales were not material and have been eliminated from the tables below.

The majority of our operations are located in the United States. We also have operations in Europe and Asia, with our most significant non-U.S. operations in the U.K. Net sales from facilities located in the U.K. were $178.5 million, $163.8 million and $152.0 million for the fiscal years ended June 30, 2011, 2010 and 2009, respectively. Total assets of the U.K. operations were $209.6 million as of June 30, 2011 and $159.9 million as of June 30, 2010.

Net sales, based on our customers' locations, attributed to the United States and other regions were as follows:

	Years Ended June 30,
	2011	2010	2009
	(In thousands)

United States of America	$393,396	$382,537	$350,844
Europe and Middle East	151,964	140,101	140,458
Asia and Australia	159,554	119,332	98,621
Other regions	24,500	13,078	9,413
	$729,414	$655,048	$599,336

We organize our operations into two segments: Aeroflex Microelectronics Solutions, or AMS, and Aeroflex Test Solutions, or ATS. We engineer, manufacture and market a diverse range of products in each of our segments.

AMS offers a broad range of microelectronics products and is a leading provider of high-performance, high reliability specialty microelectronics components. Its products include high reliability, or HiRel, microelectronics/semiconductors, RF and microwave components, mixed-signal/digital ASICs and motion control products. ATS is a leading provider of a broad line of specialized test and measurement equipment. Its products include wireless test equipment, military radio and private mobile radio test equipment, avionics test equipment, synthetic test equipment and other general purpose test equipment.

Selected financial data by segment is as follows:

	Years Ended June 30,
	2011	2010	2009
	(In thousands)
Net sales:
Microelectronic solutions ("AMS")	$370,035	$322,151	$287,517
Test solutions ("ATS")	359,379	332,897	311,819
Net sales	$729,414	$655,048	$599,336

Segment adjusted operating income:
- AMS	$103,210	$89,104	$63,368
- ATS	65,652	67,621	50,141
General corporate expense	(12,322)	(9,841)	(11,377)
Adjusted operating income	156,540	146,884	102,132

Amortization of acquired intangibles
- AMS	(36,913)	(35,032)	(36,635)
- ATS	(26,759)	(26,883)	(26,327)
Share based compensation
- Corporate	(2,254)	(2,076)	(1,955)
Restructuring charges
- AMS	(8,034)	(172)	-
- ATS	(6,749)	(213)	(4,102)
Business acquisition costs
- Corporate	(282)	(921)	-
Merger related expenses - Corporate	(1,222)	(2,858)	(4,283)
Termination of Sponsor Advisory Agreement - Corporate	(18,133)	-	-
Loss on liquidation of foreign subsidiary - ATS	-	(7,696)	-
Impairment of goodwill and other intangibles
- AMS	-	-	(41,225)
Increase in fair value of acquisition contingent consideration liability - Corporate	(1,834)	-	-
Acquired in-process R&D costs
- AMS	-	-	(1,665)
Current period impact of acquisition related adjustments:
Inventory - AMS	(551)	(246)	-
Inventory - ATS	(447)	(329)	(668)
Depreciation - AMS	(217)	(1,000)	(1,143)
Depreciation - ATS	(53)	(1,139)	(2,702)
Depreciation - Corporate	(220)	(220)	(220)
Deferred revenue - ATS	(157)	(125)	(416)
Operating income (loss) (GAAP)	52,715	67,974	(19,209)
Interest expense	(66,204)	(83,948)	(83,823)
Loss on extinguishment of debt and write-off of deferred financing costs	(59,395)	-	-
Gain from a bargain purchase of a business	173	3,993	-
Other income (expense), net	(775)	532	11,012

Income (loss) before income taxes	$(73,486)	$(11,449)	$(92,020)

	As of June 30,
	2011	2010
	(In thousands)

Total assets:
- AMS	$693,151	$684,180
- ATS	606,695	531,893
- Corporate	96,080	140,067
Total assets:	$1,395,926	$1,356,140

	Years Ended June 30,
	2011	2010	2009
	(In thousands)

Capital expenditures:
- AMS	$13,181	$11,048	$6,792
- ATS	12,241	9,500	11,914
- Corporate	535	467	11
Total capital expenditures	$25,957	$21,015	$18,717

Depreciation and amortization expense:
- AMS	$46,175	$44,024	$45,471
- ATS	36,513	37,977	38,257
- Corporate	771	695	698
Total depreciation and amortization expense	$83,459	$82,696	$84,426

Management evaluates the operating results of the two segments based upon adjusted operating income, which is pre-tax operating income before costs related to amortization of acquired intangibles, share-based compensation, restructuring charges, business acquisition and merger related expenses, termination of Sponsor Advisory Agreement, loss on liquidation of foreign subsidiary, impairment of goodwill and other intangibles, increase in fair value of acquisition contingent consideration liability, acquired in-process research and development costs and the impact of any acquisition related adjustments. We have set out above our adjusted operating income by segment and in the aggregate, and have provided a reconciliation of adjusted operating income to operating income (loss) on a GAAP basis and income (loss) before income taxes for the periods presented.

21.     Quarterly Financial Data (Unaudited):

(In thousands, except per share data)
	Quarter				Year Ended
2011	First	Second	Third	Fourth	June 30,

Net sales	$155,931	$181,579	$193,219	$198,685	$729,414
Gross profit	79,826	94,840	106,358	111,076	392,100
Net income (loss)	(5,817)	(11,403)	4,127	(21,575)	(34,668)
Net income (loss) per share:
basic	$(0.09)	$(0.15)	$0.05	$(0.25)	$(0.45)

	Quarter				Year Ended
2010	First	Second	Third	Fourth	June 30,

Net sales	$130,116	$166,739	$168,435	$189,758	$655,048
Gross profit	65,073	86,658	90,300	100,954	342,985
Net income (loss)	(20,543)	(10,614)	2,856	16,032	(12,269)
Net income (loss) per share:
basic	$(0.32)	$(0.16)	$0.04	$0.25	$(0.19)

Note:  Since per share information is computed independently for each quarter and the full year based on the respective average number of common shares outstanding, the sum of the quarterly per share amounts does not necessarily equal the per share amounts for each year.  All share and per share amounts have been retroactively adjusted to give effect to a 65,000,000-for-1 common stock split which was effective in November 2010.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Our disclosure controls and procedures under the Securities Exchange Act of 1934, as amended, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Principal Executive Officer and the Principal Financial Officer, with the assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2011 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting under the Securities Exchange Act of 1934, as amended.  Our system of internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Our management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2011.  In making this assessment, we used the framework included in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the criteria set forth in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of June 30, 2011.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002 due to an exemption provided companies in the first year following an IPO.

ITEM 9B.   OTHER INFORMATION

None.

PART III

The information required by items 10, 11, 12, 13 and 14 of Part III is incorporated by reference to our definitive proxy statement in connection with our Annual Meeting of Stockholders scheduled to be held on November 16, 2011.  The proxy statement is to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year ended June 30, 2011.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this report:

1. Financial Statements.

Report of Independent Registered Public Accounting Firm	76

Consolidated financial statements:

Balance sheets – June 30, 2011 and 2010	77

Statements of operations –
Fiscal Year Ended June 30, 2011
Fiscal Year Ended June 30, 2010
Fiscal Year Ended June 30, 2009	78

Statements of stockholders’ equity and comprehensive income (loss) –
Fiscal Year Ended June 30, 2011
Fiscal Year Ended June 30, 2010
Fiscal Year Ended June 30, 2009	79

Statements of cash flows –
Fiscal Year Ended June 30, 2011
Fiscal Year Ended June 30, 2010
Fiscal Year Ended June 30, 2009	80

Notes to the consolidated financial statements	81 - 116

2. Financial Statement Schedule.

Schedule II – Valuation and Qualifying Account	119

3. Exhibits.

See Index of Exhibits included on page 120.

AEROFLEX HOLDING CORP.
AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
			Charged
	Balance at	Charged to	to other				Balance at
	beginning of	costs and	accounts -		Deductions -		end of
Description	period	expenses	describe		describe		period

YEAR ENDED JUNE 30, 2011:

Allowance for doubtful accounts	$1,821	$118	$140	(A)	$869	(B)	$1,210

YEAR ENDED JUNE 30, 2010:

Allowance for doubtful accounts	$2,250	$678	$337	(A)	$1,444	(B)	$1,821

YEAR ENDED JUNE 30, 2009:

Allowance for doubtful accounts	$2,683	$1,591	$-		$2,024	(B)	$2,250

Note:      (A)  Acquired in purchase of businesses.
(B)  Net write-offs of uncollectible amounts and impact of foreign currency translation.

Exhibit No.	Exhibit Description

2.1
Agreement and Plan of Merger, dated as of May 25, 2007, among Aeroflex Incorporated, Aeroflex Holding Corp. and AX Acquisition Corp. (incorporated by reference to Exhibit 2.1 to Aeroflex Incorporated’s Current Report on Form 8-K filed May 29, 2007).

3.1
Amended and Restated Certificate of Incorporation of Aeroflex Holding Corp. (incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the Registrant’s Form S-1 (Reg. No. 333-165920) filed with the SEC on November 10, 2010).

3.2
Amended and Restated Bylaws of Aeroflex Holding Corp. (incorporated by reference to Exhibit 3.2 to Amendment No. 6 to the Registrant’s Form S-1 (Reg. No. 333-165920) filed with the SEC on November 10, 2010).

4.1
Registration Rights Agreement, dated as of August 15, 2007, by and among Aeroflex Holding Corp., VGG Holding LLC and the other parties thereto (incorporated by reference to Exhibit 4.6 to Amendment No. 2 to the Registrant’s Form S-1 (Reg. No. 333-165920) filed with the SEC on June 10, 2010).

4.2	Specimen of Common Stock certificate (incorporated by reference to Exhibit 4.7 to Amendment No. 5 to the Registrant’s Form S-1 (Reg. No. 333-165920) filed with the SEC on November 5, 2010).
10.1
Executive Employment Agreement between Aeroflex Incorporated and John Adamovich, Jr., dated November 9, 2005 (incorporated by reference to Exhibit 10.1 to Aeroflex Incorporated’s Current Report on Form 8-K filed on November 15, 2005).

10.2
Employment Agreement between Aeroflex Incorporated and Charles Badlato, dated November 6, 2003 (incorporated by reference to Exhibit 10.1 to Aeroflex Incorporated’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

10.3
Employment Agreement between Aeroflex Incorporated and Carl Caruso, dated November 6, 2003 (incorporated by reference to Exhibit 10.2 to Aeroflex Incorporated’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

10.4
Amendment No. 1 to Employment Agreement between Aeroflex Incorporated and Carl Caruso, dated March 11, 2005 (incorporated by reference to Exhibit 10.1 to Aeroflex Incorporated’s Current Report on Form 8-K filed March 11, 2005).

10.5
Amendment No. 1 to Employment Agreement between Aeroflex Incorporated and John Adamovich, Jr., effective November 21, 2006 (incorporated by reference to Exhibit 10.4 to Aeroflex Incorporated’s Current Report on Form 8-K filed November 22, 2006).

10.6
Amendment No. 2 to Employment Agreement between Aeroflex Incorporated and John Adamovich, Jr., effective December 1, 2006 (incorporated by reference to Exhibit 10.1 to Aeroflex Incorporated’s Current Report on Form 8-K filed February 2, 2007).

10.7
Employment Agreement between Aeroflex Incorporated and Leonard Borow, dated August 15, 2007 (incorporated by reference to Exhibit 10.15 to Aeroflex Incorporated’s Registration Statement on Form S-4 (Reg. No. 333-156061) filed with the SEC on December 11, 2008).

10.8
Employment Agreement between Aeroflex Incorporated and John E. Buyko, dated August 15, 2007 (incorporated by reference to Exhibit 10.16 to Aeroflex Incorporated’s Registration Statement on Form S-4 (Reg. No. 333-156061) filed with the SEC on December 11, 2008).

10.9
Amendment No. 2 to Employment Agreement between Aeroflex Incorporated and Carl Caruso, effective December 17, 2007 (incorporated by reference to Exhibit 10.23 to Aeroflex Incorporated’s Registration Statement on Form S-4 (Reg. No. 333-156061) filed with the SEC on December 11, 2008).

10.10
Amendment No. 1 to Employment Agreement between Aeroflex Incorporated and Charles Badlato, effective July 31, 2008 (incorporated by reference to Exhibit 10.26 to Aeroflex Incorporated’s Registration Statement on Form S-4 (Reg. No. 333-156061) filed with the SEC on December 11, 2008).

10.11
Amendment No. 3 to Employment Agreement between Aeroflex Incorporated and Carl Caruso, effective December 24, 2008 (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to Aeroflex Incorporated’s Registration Statement on Form S-4 (Reg. No. 333-156061) filed with the SEC on January 16, 2009).

10.12
Amendment No. 1 to Employment Agreement between Aeroflex Incorporated and Leonard Borow, effective December 31, 2008 (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to Aeroflex Incorporated’s Registration Statement on Form S-4 (Reg. No. 333-156061) filed with the SEC on January 16, 2009).

10.13
Amendment No. 1 to Employment Agreement between Aeroflex Incorporated and John Buyko, effective December 31, 2008 (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to Aeroflex Incorporated’s Registration Statement on Form S-4 (Reg. No. 333-156061) filed with the SEC on January 16, 2009).

10.14
Amendment No. 3 to Employment Agreement between Aeroflex Incorporated and John Adamovich, Jr., effective December 31, 2008 (incorporated by reference to Exhibit 10.30 to Amendment No. 1 to Aeroflex Incorporated’s Registration Statement on Form S-4 (Reg. No. 333-156061) filed with the SEC on January 16, 2009).

10.15
Amendment No. 2 to Employment Agreement between Aeroflex Incorporated and Charles Badlato, effective December 31, 2008 (incorporated by reference to Exhibit 10.31 to Amendment No. 1 to Aeroflex Incorporated’s Registration Statement on Form S-4 (Reg. No. 333-156061) filed with the SEC on January 16, 2009).

10.16
Amendment No. 4 to Employment Agreement between Aeroflex Incorporated and Carl Caruso, effective December 31, 2008 (incorporated by reference to Exhibit 10.32 to Amendment No. 1 to Aeroflex Incorporated’s Registration Statement on Form S-4 (Reg. No. 333-156061) filed with the SEC on January 16, 2009).

10.17
Amendment No. 4 to Employment Agreement between Aeroflex Incorporated and John Adamovich, Jr., effective September 17, 2009 (incorporated by reference to Exhibit 10.1 to Aeroflex Incorporated’s Current Report on Form 8-K filed September 21, 2009).

10.18
Executive Employment Agreement between Aeroflex Incorporated and Edward S. Wactlar, dated July 1, 2010 (incorporated by reference to Exhibit 10.26 to Aeroflex Incorporated’s Annual Report on Form 10-K filed September 2, 2010).

10.19	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.25 to Amendment No. 6 to the Registrant’s Form S-1 (Reg. No. 333-165920) filed with the SEC on November 10, 2010).
10.20
Amended and Restated Limited Liability Company Operating Agreement of VGG Holding LLC (incorporated by reference to Exhibit 10.26 to Amendment No. 5 to the Registrant’s Form S-1 (Reg. No. 333-165920) filed with the SEC on November 5, 2010).

10.21
Amendment No. 1, dated September 13, 2007, to Amended and Restated Limited Liability Company Operating Agreement of VGG Holding LLC (incorporated by reference to Exhibit 10.27 to Amendment No. 5 to the Registrant’s Form S-1 (Reg. No. 333-165920) filed with the SEC on November 5, 2010).

10.22
Amendment No. 2, dated September 21, 2007, to Amended and Restated Limited Liability Company Operating Agreement of VGG Holding LLC (incorporated by reference to Exhibit 10.28 to Amendment No. 5 to the Registrant’s Form S-1 (Reg. No. 333-165920) filed with the SEC on November 5, 2010).

10.23
Amendment No. 3, dated October 26, 2007, to Amended and Restated Limited Liability Company Operating Agreement of VGG Holding LLC (incorporated by reference to Exhibit 10.29 to Amendment No. 5 to the Registrant’s Form S-1 (Reg. No. 333-165920) filed with the SEC on November 5, 2010).

10.24
Amendment No. 4, dated November 30, 2007, to Amended and Restated Limited Liability Company Operating Agreement of VGG Holding LLC (incorporated by reference to Exhibit 10.30 to Amendment No. 5 to the Registrant’s Form S-1 (Reg. No. 333-165920) filed with the SEC on November 5, 2010).

10.25
Amendment No. 5, dated March 4, 2009, to Amended and Restated Limited Liability Company Operating Agreement of VGG Holding LLC (incorporated by reference to Exhibit 10.31 to Amendment No. 5 to the Registrant’s Form S-1 (Reg. No. 333-165920) filed with the SEC on November 5, 2010).

10.26
Amendment No. 6, dated September 17, 2009, to Amended and Restated Limited Liability Company Operating Agreement of VGG Holding LLC (incorporated by reference to Exhibit 10.32 to Amendment No. 5 to the Registrant’s Form S-1 (Reg. No. 333-165920) filed with the SEC on November 5, 2010).

10.27
Amendment No. 7, dated as of November 24, 2010, to Amended and Restated Limited Liability Company Operating Agreement of VGG Holding LLC. (incorporated by reference to Exhibit 10.33 to Amendment No. 6 to the Registrant’s Form S-1 (Reg. No. 333-165920) filed with the SEC on November 10, 2010).

10.28
Amendment No. 5, dated as of November 24, 2010, to Employment Agreement between Aeroflex Incorporated and John Adamovich, Jr. (incorporated by reference to Exhibit 10.34 to Amendment No. 6 to the Registrant’s Form S-1 (Reg. No. 333-165920) filed with the SEC on November 10, 2010).

10.29
Amendment No. 3, dated as of November 24, 2010, to Employment Agreement between Aeroflex Incorporated and Charles Badlato (incorporated by reference to Exhibit 10.35 to Amendment No. 6 to the Registrant’s Form S-1 (Reg. No. 333-165920) filed with the SEC on November 10, 2010).

10.30
Amendment No. 2, dated as of November 24, 2010, to Employment Agreement between Aeroflex Incorporated and Leonard Borow (incorporated by reference to Exhibit 10.36 to Amendment No. 6 to the Registrant’s Form S-1 (Reg. No. 333-165920) filed with the SEC on November 10, 2010).

10.31
Amendment No. 2, dated as of November 24, 2010, to Employment Agreement between Aeroflex Incorporated and John Buyko (incorporated by reference to Exhibit 10.37 to Amendment No. 6 to the Registrant’s Form S-1 (Reg. No. 333-165920) filed with the SEC on November 10, 2010).

10.32
Amendment No. 5, dated as of November 24, 2010, to Employment Agreement between Aeroflex Incorporated and Carl Caruso (incorporated by reference to Exhibit 10.38 to Amendment No. 6 to the Registrant’s Form S-1 (Reg. No. 333-165920) filed with the SEC on November 10, 2010).

10.33
Termination Agreement, dated as of November 24, 2010, by and among VGG Holding LLC, Aeroflex Holding Corp., Aeroflex Incorporated, Veritas Capital Fund Management, L.L.C., GGC Administration, LLC and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.39 to Amendment No. 6 to the Registrant’s Form S-1 (Reg. No. 333-165920) filed with the SEC on November 10, 2010).

10.34
Dealer Managers Agreement, dated as of November 5, 2010, by and among Aeroflex Incorporated, Goldman, Sachs & Co. and Credit Suisse (USA) LLC (incorporated by reference to Exhibit 10.40 to Amendment No. 6 to the Registrant’s Form S-1 (Reg. No. 333-165920) filed with the SEC on November 10, 2010).

10.35
Form of Director Designation Agreement between Aeroflex Holding and VGG Holding LLC (incorporated by reference to Exhibit 10.41 to Amendment No. 6 to the Registrant’s Form S-1 (Reg. No. 333-165920) filed with the SEC on November 10, 2010).

10.36
First Amendment to Credit and Guaranty Agreement, dated as of November 4, 2010, by and among Aeroflex Incorporated, Aeroflex Holding Corp., Goldman Sachs Credit Partners L.P., and the guarantors listed on the signature papers thereto (incorporated by reference to Exhibit 10.42 to Amendment No. 6 to the Registrant’s Form S-1 (Reg. No. 333-165920) filed with the SEC on November 10, 2010).

10.37
First Amendment to Senior Subordinated Unsecured Credit and Guaranty Agreement, dated as of November 4, 2010, by and among Aeroflex Incorporated, certain Subsidiaries of Aeroflex Incorporated, and each of the lenders party thereto (incorporated by reference to Exhibit 10.43 to Amendment No. 6 to the Registrant’s Form S-1 (Reg. No. 333-165920) filed with the SEC on November 10, 2010).

10.38
Credit and Guaranty Agreement, dated as of May 9, 2011, among Aeroflex Incorporated, Aeroflex Holding Corp., the Guarantor Subsidiaries, the lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.39
Pledge and Security Agreement, dated as of May 9, 2011, by the Grantors Party thereto in favor of JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

14.1*	Code of Ethics for Chief Executive Officer and Senior Financial Officers of Aeroflex Holding Corp.
21*	Subsidiaries of Aeroflex Holding Corp.
31.1*	Certification pursuant to Rules 13a-14(a)/15d-14a as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Rules 13a-14(a)/15d-14a as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification pursuant to Rules 13a-14(a)/15d-14a as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of August  2011.

AEROFLEX HOLDING CORP.

By:	/s/ Leonard Borow
Name:	Leonard Borow
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on August 31, 2011 by the following persons on behalf of Aeroflex Holding Corp. and in the capacities indicated.

/s/ Robert B. McKeon	Chairman of the Board
Robert B. McKeon

/s/ Leonard Borow	President and Chief Executive Officer, Director
Leonard Borow	(Principal Executive Officer)

/s/ John Adamovich, Jr.	Senior Vice President, Chief Financial Officer and Secretary
John Adamovich, Jr.	(Principal Financial and Accounting Officer)

/s/ John Buyko	Executive Vice President
John Buyko	President - Aeroflex Microelectronic Solutions, Director

/s/ Prescott H. Ashe	Director
Prescott H. Ashe

/s/ Joe Benavides	Director
Joe Benavides

/s/ Hugh D. Evans	Director
Hugh D. Evans

/s/ Bradley J. Gross	Director
Bradley J. Gross

/s/ John D. Knoll	Director
John D. Knoll

/s/ Ramzi M. Musallam	Director
Ramzi M. Musallam

/s/ Richard N. Nottenburg	Director
Richard N. Nottenburg

/s/ Charles S. Ream	Director
Charles S. Ream

/s/ Mark H. Ronald	Director
Mark H. Ronald

/s/ Peter J. Schoomaker	Director
Peter J. Schoomaker