Form 10-Q
period 2011-09-30
AEROFLEX HOLDING CORP.
filed 2011-11-09
CIK 1487990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2011
Commission File Number 001-34974

AEROFLEX HOLDING CORP.

(Exact name of Registrant as specified in its Charter)

DELAWARE	01-0899019
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

35 South Service Road
P.O. Box 6022
Plainview, N.Y.	11803-0622
(Address of principal executive offices)	(Zip Code)

(516) 694-6700
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒      No ☐

Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

November 9, 2011	84,789,180
(Date)	(Number of Shares)

AEROFLEX HOLDING CORP.
AND SUBSIDIARIES

INDEX

		PAGE
	PART I: FINANCIAL INFORMATION

Item 1	UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30, 2011 and June 30, 2011	2

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended September 30, 2011 and 2010	3

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended September 30, 2011 and 2010	4

	NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	5 – 14

Item 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
	Three Months Ended September 30, 2011 and 2010	15 – 23

Item 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23

Item 4	CONTROLS AND PROCEDURES	24

	PART II: OTHER INFORMATION

Item 1	LEGAL PROCEEDINGS	24

Item 1A	RISK FACTORS	24

Item 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	24

Item 3	DEFAULTS UPON SENIOR SECURITIES	25

Item 4	[REMOVED AND RESERVED]	25

Item 5	OTHER INFORMATION	25

Item 6	EXHIBITS	25

SIGNATURE		26

EXHIBIT INDEX		27

CERTIFICATIONS		28 - 32

Aeroflex Holding Corp. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30,	June 30,
	2011	2011

Assets
Current assets:
Cash and cash equivalents	$57,486	$66,278
Accounts receivable, less allowance for doubtful accounts of $1,080 and $1,210	143,182	168,141
Inventories	195,031	186,370
Deferred income taxes	51,800	51,855
Prepaid expenses and other current assets	13,519	10,044
Total current assets	461,018	482,688

Property, plant and equipment, net of accumulated depreciation of $88,714 and $82,581	101,202	105,162
Deferred financing costs, net	14,869	15,289
Other assets	30,050	29,000
Intangible assets with definite lives, net	166,902	183,614
Intangible assets with indefinite lives	113,961	114,730
Goodwill	463,137	465,443

Total assets	$1,351,139	$1,395,926

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$7,635	$7,635
Accounts payable	28,268	48,737
Advance payments by customers and deferred revenue	24,350	25,859
Income taxes payable	1,198	8,371
Accrued payroll expenses	22,106	22,063
Accrued expenses and other current liabilities	43,826	45,772
Total current liabilities	127,383	158,437

Long-term debt	715,938	717,750
Deferred income taxes	116,756	117,150
Defined benefit plan obligations	5,492	5,539
Other long-term liabilities	13,773	13,526
Total liabilities	979,342	1,012,402

Stockholders' equity:
Preferred stock, par value $.01 per share; 50,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $.01 per share; 300,000,000 shares authorized; 84,789,180 shares issued and outstanding	848	848
Additional paid-in capital	644,955	644,262
Accumulated other comprehensive income (loss)	(39,914)	(32,536)
Accumulated deficit	(234,092)	(229,050)
Total stockholders' equity	371,797	383,524

Total liabilities and stockholders' equity	$1,351,139	$1,395,926

See notes to unaudited condensed consolidated financial statements.

Aeroflex Holding Corp. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended September 30,
	2011	2010

Net sales	$154,884	$155,931
Cost of sales	76,365	76,105
Gross profit	78,519	79,826

Operating expenses:
Selling, general and administrative costs	37,534	36,703
Research and development costs	24,275	22,158
Amortization of acquired intangibles	15,736	15,963
Restructuring charges	436	1,799
Total operating expenses	77,981	76,623
Operating income	538	3,203

Other income (expense):
Interest expense	(8,574)	(21,238)
Other income (expense), net	(295)	(29)
Total other income (expense), net	(8,869)	(21,267)

Income (loss) before income taxes	(8,331)	(18,064)
Provision (benefit) for income taxes	(3,289)	(12,247)
Net income (loss)	$(5,042)	$(5,817)

Net income (loss) per common share - basic	$(0.06)	$(0.09)

Weighted average number of common shares outstanding - basic	84,789	65,000

See notes to unaudited condensed consolidated financial statements.

Aeroflex Holding Corp. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

`	Three Months Ended September 30,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$(5,042)	$(5,817)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	20,974	20,886
Deferred income taxes	394	(13,305)
Share-based compensation	600	513
Amortization of deferred financing costs	502	1,193
Paid in kind interest	-	2,434
Other, net	426	905
Change in operating assets and liabilities, net of effects from purchases of businesses:
Decrease (increase) in accounts receivable	23,582	16,607
Decrease (increase) in inventories	(10,774)	(11,964)
Decrease (increase) in prepaid expenses and other assets	(2,249)	(3,165)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(29,582)	(855)

Net cash provided by (used in) operating activities	(1,169)	7,432

Cash flows from investing activities:
Payments for purchase of businesses, net of cash acquired	-	(19,185)
Capital expenditures	(4,713)	(4,708)
Other, net	4	438

Net cash provided by (used in) investing activities	(4,709)	(23,455)

Cash flows from financing activities:
Debt repayments	(1,812)	(21,458)
Deferred financing costs	(82)	-

Net cash provided by (used in) financing activities	(1,894)	(21,458)
Effect of exchange rate changes on cash and cash equivalents	(1,020)	1,948

Net increase (decrease) in cash and cash equivalents	(8,792)	(35,533)
Cash and cash equivalents at beginning of period	66,278	100,663
Cash and cash equivalents at end of period	$57,486	$65,130

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial information of Aeroflex Holding Corp. and subsidiaries (“we”, “our”, “us”, or the “Company”) has been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”), and reflects all adjustments, consisting only of normal recurring adjustments, which in management’s opinion are necessary to state fairly the Company’s financial position as of September 30, 2011, its results of operations for the three month periods ended September 30, 2011 and 2010 and its cash flows for the three month periods ended September 30, 2011 and 2010. The June 30, 2011 balance sheet information has been derived from audited financial statements, but does not include all information or disclosures required by U.S. GAAP.

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

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended June 30, 2011 (“the fiscal 2011 Form 10-K”).

Unless the context requires otherwise, (i) “Sponsors” refers collectively to affiliates of or funds managed by The Veritas Capital Fund III, L.P., Golden Gate Private Equity, Inc., and GS Direct, L.L.C., which indirectly control the Company and (ii) “fiscal year” refers to the twelve months ended June 30 of the applicable year.  For example, “fiscal 2011” refers to the twelve months ended June 30, 2011.

Our board of directors authorized a 65,000,000-for-1 common stock split, which became effective on November 18, 2010.  All share numbers and per share amounts in our consolidated financial statements have been retroactively adjusted to give effect to the stock split. Our consolidated statements of operations present only basic net income (loss) per common share, as we do not have any potentially dilutive securities. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.

Results of operations for interim periods are not necessarily indicative of results to be expected for the full fiscal year or any future periods.

Reclassifications

Certain reclassifications have been made to the fiscal 2011 consolidated financial statements to conform to the fiscal 2012 presentation.

2.       Recently Adopted Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  The adoption on July 1, 2011 of this new guidance did not have an impact on our consolidated financial statements.

In December 2010, the FASB amended its authoritative guidance related to business combinations entered into by an entity that are material on an individual or aggregate basis.  These amendments clarify existing guidance that if an entity presents comparative financial statements that include a material business combination, the entity should disclose pro forma revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period.  The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  We adopted this new guidance on July 1, 2011 and it became effective prospectively for business combinations consummated by us after June 30, 2011.

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

3.    Acquisitions of Businesses and Intangible Assets

Advanced Control Components

On August 31, 2010, we acquired 100% of the stock of Advanced Control Components, Inc., or ACC, for $18.6 million in cash, which is net of working capital adjustments.  The results of operations of ACC are included in our accompanying consolidated financial statements commencing with the date it was acquired. ACC, located in Eatontown, New Jersey, designs, manufacturers and markets a wide range of radio frequency, or RF, and microwave products for the military, civilian radar, scientific and communications markets. ACC is included in our Microelectronic Solutions segment.

Intangible Assets with Definite Lives

The components of amortizable intangible assets were as follows:

	September 30, 2011		June 30, 2011
	(In thousands)
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Developed technology	$199,394	$138,400	$200,861	$130,675
Customer related intangibles	228,732	128,243	229,382	122,050
Non-compete arrangements	10,304	6,716	10,442	6,385
Tradenames	3,306	1,475	3,396	1,357
Total	$441,736	$274,834	$444,081	$260,467

4.    Restructuring Charges

The following table sets forth the charges and payments related to the restructuring liability, which is reflected in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets for the periods indicated:

	Balance				Balance
	June 30,				September 30,
	2011	Three Months Ended September 30, 2011			2011
				Effect of
	Restructuring			Foreign	Restructuring
	Liability	Net Additions	Cash Payments	Currency	Liability
		(In thousands)
Work force reduction	$2,666	$184	$(1,294)	$(90)	$1,466

Closure of facilities	497	252	(749)	-	-

Total	$3,163	$436	$(2,043)	$(90)	$1,466

Restructuring charges for the three months ended September 30, 2011 amounted to $436,000, consisting of severance and facility closure costs in connection with continued consolidation activities related to certain manufacturing operations located in Europe and one of our domestic components facilities located in Whippany, New Jersey.

       5.    Inventories

Inventories consisted of the following:

	September 30,	June 30,
	2011	2011
	(In thousands)

Raw materials	$98,296	$101,854
Work in process	65,054	60,290
Finished goods	31,681	24,226
	$195,031	$186,370

6.    Derivative Financial Instruments

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

The fair values of our derivative financial instruments included in the consolidated balance sheets as of September 30, 2011 and June 30, 2011 were as follows:

Asset (Liability) Derivatives
	September 30, 2011		June 30, 2011
	Balance Sheet		Balance Sheet
(In thousands)	Location	Fair Value(1)	Location	Fair Value(1)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$126	Accrued expenses and other current liabilities	$(30)

(1)  See Note 7 for further information about how the fair values of derivative assets and liabilities are determined.

The gains and losses related to our derivative financial instruments designated as hedging instruments for the three months ended September 30, 2011 and 2010 were as follows:

	Amount of Gain or (Loss)
	Recognized on Derivatives in
Derivatives in Cash Flow	Other Comprehensive Income
Hedging Relationships	(Effective Portion) (1)
	Three Months Ended
	September 30,
	2011	2010
	(In thousands)

Interest rate swap contracts	$-	$(575)

Location of Gain or (Loss)
Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified from
Other Comprehensive Income	Accumulated Other Comprehensive Income
into Income (Effective Portion)	into Income (Effective Portion) (1)
	Three Months Ended
	September 30,
	2011	2010
	(In thousands)

Interest expense	$-	$(3,441)

(1) See Note 9 for additional information on changes to accumulated other comprehensive income (loss).

The amounts of the gains and losses related to our derivative financial instruments not designated as hedging instruments for the three months ended September 30, 2011 and 2010 were as follows:

Derivatives Not	Location of Gain or (Loss)	Amount of Gain or (Loss)
Designated as	Recognized in Earnings on	Recognized in Earnings on
Hedging Instruments	Derivative	Derivative
		Three Months Ended
		September 30,
		2011	2010
		(In thousands)
Foreign currency
forward contracts	Other income (expense)	$156	$(40)

Interest Rate Swap Cash-Flow Hedges

We enter into interest rate swap contracts with counterparties that are rated investment grade to manage the effects of interest rate movements on portions of our debt. Such contracts effectively fix the borrowing rates on floating rate debt to limit the exposure against the risk of rising rates.  We do not enter into interest rate swap contracts for speculative purposes. There were no interest rate swap contracts that were outstanding as of June 30, 2011, and we have not entered into any new interest rate swap contracts since that date.

Foreign Currency Contract Derivatives

Foreign currency contracts are used to protect us from fluctuations in exchange rates. Our foreign currency contracts are not designated as hedges and therefore the change in fair value is included in other income (expense) as it occurs.  As of September 30, 2011, we had $33.3 million of notional value foreign currency forward contracts maturing through October 31, 2011. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts.

7.    Fair Value Measurements

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

The following table presents for each hierarchy level, financial assets and liabilities measured at fair value on a recurring basis:

Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
As of September 30, 2011	(Level 1)	(Level 2)	(Level 3)	Total
(In thousands)
Assets:
Foreign currency forward contracts	$-	$126	$-	$126

Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
As of June 30, 2011	(Level 1)	(Level 2)	(Level 3)	Total
(In thousands)
Liabilities:
Foreign currency forward contracts	$-	$30	$-	$30

Foreign Currency Forward Contracts – The fair values of our foreign currency forward contracts were determined using a pricing model with all significant inputs based on observable market data such as measurement date spot and forward rates.

8.    Long Term Debt and Credit Agreements

In November 2010, we consummated an initial public offering (“IPO”) of our common stock.  We used a portion of the net proceeds of our IPO to repurchase an aggregate of $186.6 million of our then existing senior unsecured notes and senior subordinated unsecured term loans.

On May 9, 2011, we entered into a new senior secured credit facility with various lenders, consisting of a senior secured term loan facility of $725.0 million and a senior secured revolving credit facility of $75.0 million, to refinance $695.5 million of our then outstanding debt.

As of September 30, 2011, we were in compliance with all of the financial covenants contained in the senior secured credit facility.

Interest paid was $8.0 million and $21.6 million for the three months ended September 30, 2011 and 2010, respectively. Accrued interest of $4.4 million was included in accrued expenses and other current liabilities at both September 30, 2011 and June 30, 2011.

The fair value of our debt instruments was as follows:

	September 30, 2011
	Carrying	Estimated
	Amount	Fair Value
	(In thousands)

Senior secured term loan	$723,188	$697,876
Other	385	385
Total debt	$723,573	$698,261

As of June 30, 2011, our total debt had a carrying value of $725.4 million and a fair value of $726.3 million.

The estimated fair values of each of our debt instruments were based on quoted market prices for the same or similar issues. Fair value estimates related to our debt instruments are made at a specific point in time based on relevant market information.  The estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision.  Changes in assumptions could significantly affect these estimates.

9.    Comprehensive Income

The components of comprehensive income (loss) were as follows:

	Three Months Ended
	September 30,
	2011	2010
(In thousands)

Net income (loss)	$(5,042)	$(5,817)
Increase (decrease) in fair value of interest rate swap contracts, net of tax provision (benefit) of $0 and $1,113	-	1,753
Valuation allowance against non-current marketable securities	-	37
Foreign currency translation adjustment, net of tax provision (benefit) of $(316) and $680	(7,378)	10,022
Total comprehensive income (loss)	$(12,420)	$5,995

 Accumulated other comprehensive income (loss) was as follows:

	Minimum	Foreign
	Pension	Currency
	Liability	Translation
	Adjustment	Adjustment	Total
	(net of tax)	(net of tax)	(net of tax)
	(In thousands)

Balance, June 30, 2011	$(544)	$(31,992)	$(32,536)
Three months' activity	-	(7,378)	(7,378)
Balance, September 30, 2011	$(544)	$(39,370)	$(39,914)

10.    Income Taxes

The income tax benefit was $3.3 million for the three months ended September 30, 2011 on a pre-tax loss of $8.3 million.  We recorded an income tax benefit for the three months ended September 30, 2010 of $12.2 million on a pre-tax loss of $18.1 million. The effective income tax rate for both periods differed from the amount computed by applying the U.S. federal income tax rate to income before taxes primarily due to foreign, state and local income taxes, including U.S. income tax on certain foreign net income that we anticipate will be repatriated to the U.S.

The income tax benefit for the three months ended September 30, 2011 reflects a discrete benefit of $700,000 relating to a reduction in the statutory income tax rate in the United Kingdom.  The income tax benefit for the three months ended September 30, 2010, reflects a discrete charge of $94,000 which relates to the settlement of a tax audit with the U.S. Internal Revenue Service.

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

Absent the discrete items, the effective tax rates were 31% and 48% for the three months ended September 30, 2011 and 2010, respectively. The current year’s provision was a combination of projected annual U.S. tax expense on domestic earnings and foreign tax expense on foreign earnings. The prior year’s provision was a combination of projected annual U.S. tax benefits on domestic losses and foreign tax expense on foreign earnings. The resulting projected net consolidated income tax rate was applied against year-to-date pre-tax income to arrive at the year-to-date provision before adjustment for discrete items.

In the three months ended September 30, 2011 and 2010, we paid income taxes of $3.5 million and $3.7 million, respectively.

11.     Legal Matters

In March 2005, we sold the net assets of our shock and vibration control device manufacturing business, which we refer to as VMC. Under the terms of the sale agreements, we retained certain liabilities relating to adverse environmental conditions that existed at the premises occupied by VMC as of the date of sale. We recorded a liability for the estimated remediation costs related to adverse environmental conditions that existed at the VMC premises when it was sold. The accrued environmental liability at September 30, 2011 was $1.6 million, of which $350,000 was expected to be paid within one year.

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

12.    Business Segments

We are a global provider of radio frequency, or RF, and microwave integrated circuits, components and systems used in the design, development and maintenance of technically demanding, high-performance wireless communication systems. Our solutions include highly specialized microelectronic components and test and measurement equipment used by companies in the space, avionics, defense, commercial wireless communications, medical and other markets. Approximately 34% and 31% of our sales for the three months ended September 30, 2011 and 2010, respectively, were to agencies of the United States government or to prime defense contractors or subcontractors of the United States government. No customer constituted more than 10% of sales during any of the periods presented. Inter-segment sales were not material and have been eliminated from the tables below.

The majority of our operations are located in the United States. We also have operations in Europe and Asia, with our most significant non-U.S. operations in the U.K.  Net sales from facilities located in the U.K. were $34.8 million and $37.7 million for the three months ended September 30, 2011 and 2010, respectively.  Total assets of the U.K. operations were $193.4 million as of September 30, 2011 and $209.6 million as of June 30, 2011.

Net sales, based on the customers’ locations, attributed to the United States and other regions were as follows:

	Three Months Ended
	September 30,
	2011	2010
	(In thousands)

United States of America	$90,186	$88,520
Europe and Middle East	33,304	30,302
Asia and Australia	26,609	33,111
Other regions	4,785	3,998
	$154,884	$155,931

We organize our operations into two segments: Aeroflex Microelectronic Solutions, or AMS, and Aeroflex Test Solutions, or ATS. We engineer, manufacture and market a diverse range of products in each of our segments.

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

Selected financial data by segment was as follows:

	Three Months Ended
	September 30,
	2011	2010
	(In thousands)

Net sales
Microelectronic solutions ("AMS")	$81,805	$77,305
Test solutions ("ATS")	73,079	78,626
Net sales	$154,884	$155,931

Segment adjusted operating income
- AMS	$19,388	$18,887
- ATS	1,829	6,857
- General corporate expense	(3,420)	(2,414)
Adjusted operating income	17,797	23,330

Amortization of acquired intangibles
- AMS	(9,033)	(9,260)
- ATS	(6,703)	(6,703)
Share-based compensation
- Corporate	(600)	(513)
Restructuring charges
- AMS	(376)	(576)
- ATS	(60)	(1,223)
Business acquisition costs
- Corporate	(417)	(190)
Merger related expenses - Corporate	-	(715)
Current period impact of acquisition related adjustments:
- AMS	(38)	(300)
- ATS	23	(592)
- Corporate	(55)	(55)
Operating income (GAAP)	538	3,203

Interest expense	(8,574)	(21,238)
Other income (expense), net	(295)	(29)
Income (loss) before income taxes	$(8,331)	$(18,064)

Management evaluates the operating results of our two segments based upon adjusted operating income, which is pre-tax operating income before costs related to amortization of acquired intangibles, share-based compensation, restructuring charges, business acquisition and merger related expenses and the impact of any acquisition related adjustments. We have set out above our adjusted operating income by segment and in the aggregate, and have provided a reconciliation of adjusted operating income to operating income on a GAAP basis and income (loss) before income taxes for the periods presented.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, (i) “we”, “our”, “us”, or the “Company” refer to Aeroflex Holding Corp. and subsidiaries, (ii) “Sponsors” refers collectively to affiliates of or funds managed by The Veritas Capital Fund III, L.P., Golden Gate Private Equity, Inc., and GS Direct, L.L.C., which indirectly control the Company, and (iii) “fiscal year” refers to the twelve months ended June 30 of the applicable year.  For example, “fiscal 2011” refers to the twelve months ended June 30, 2011.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. A listing of some of the key factors that could cause actual results to differ from our expectations is included under the caption "Risk Factors" disclosed in our fiscal 2011 Form 10-K.

Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.  The forward-looking statements included in this Form 10-Q are made only as of the date hereof.  We undertake no obligation to update or revise any forward-looking statements, either to reflect new developments, or for any other reason, except as required by law.

Overview

Company Background

We are a leading global provider of RF and microwave integrated circuits, components and systems used in the design, development and maintenance of technically demanding, high-performance wireless communication systems.  Our solutions include highly specialized microelectronic components and test and measurement equipment used by companies in the (i) space, avionics, defense; (ii) commercial wireless communications; and (iii) medical and other markets.  We have targeted customers in these end markets because we believe our solutions address their technically demanding requirements.  We were founded in 1937 and have proprietary technology that is based on extensive know-how and a long history of research and development focused on specialized technologies, often in collaboration with our customers.

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

Results of Operations

The following table sets forth our historical results of operations as a percentage of net sales for the periods indicated below:

	Three Months Ended
	September 30,
	2011	2010

Net sales	100.0%	100.0%
Costs of sales	49.3	48.8
Gross profit	50.7	51.2

Operating expenses:
Selling, general and administrative costs	24.2	23.6
Research and development costs	15.7	14.2
Amortization of acquired intangibles	10.2	10.2
Restructuring charges	0.3	1.2
Total operating expenses	50.4	49.2

Operating income	0.3	2.0

Other income (expense):
Interest expense	(5.5)	(13.6)
Other income (expense), net	(0.2)	-

Income (loss) before income taxes	(5.4)	(11.6)
Provision (benefit) for income taxes	(2.1)	(7.9)

Net income (loss)	(3.3)%	(3.7)%

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Net Sales.  Net sales decreased $1.0 million, or 1%, to $154.9 million for the three months ended September 30, 2011 from $155.9 million for the three months ended September 30, 2010.

	Net Sales
Three Months		% of		% of
Ended		Consolidated		Consolidated
September 30,	AMS	Net Sales	ATS	Net Sales	Total
	(In thousands, except percentages)

2010	$77,305	49.6%	$78,626	50.4%	$155,931
2011	$81,805	52.8%	$73,079	47.2%	$154,884

Net sales in the AMS segment increased $4.5 million, or 6%, to $81.8 million for the three months ended September 30, 2011 from $77.3 million for the three months ended September 30, 2010.  Specific variances include volume driven increases of $2.7 million in sales of integrated products (primarily mixed signal products); $1.5 million in sales of microelectronic modules; $1.1 million in sales of motion control products and $587,000 in sales of filters.  The increases were partially offset by volume driven reductions of $1.4 million in sales of components.

Net sales in the ATS segment decreased $5.5 million, or 7%, to $73.1 million for the three months ended September 30, 2011 from $78.6 million for the three months ended September 30, 2010.  Specific variances include volume driven reductions of $7.6 million in sales of wireless products and $5.5 million in sales of general purpose test products, partially offset by volume driven increases of $5.5 million in sales of radio test products and $2.1 million in sales of avionic products.

Gross Profit.  Gross profit equals net sales less cost of sales. Cost of sales includes materials, direct labor, amortization of capitalized software development costs and overhead expenses such as engineering labor, fringe benefits, depreciation, allocable occupancy costs and manufacturing supplies.

On a consolidated basis, gross profit was $78.5 million, or 50.7% of net sales, for the three months ended September 30, 2011 and $79.8 million, or 51.2% of net sales, for the three months ended September 30, 2010.

	Gross Profit
Three Months
Ended		% of		% of		% of
September 30,	AMS	Net Sales	ATS	Net Sales	Total	Net Sales
	(In thousands, except percentages)

2010	$38,719	50.1%	$41,107	52.3%	$79,826	51.2%
2011	$41,022	50.1%	$37,497	51.3%	$78,519	50.7%

Gross margins in the AMS segment were 50.1% for both the three months ended September 30, 2011 and for the three months ended September 30, 2010. Gross profit increased $2.3 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 due to increased sales volumes.

Gross margins in the ATS segment were 51.3% for the three months ended September 30, 2011 and 52.3% for the three months ended September 30, 2010.  The decrease in gross margins is principally attributable to reductions in sales of wireless products, which have margins that are higher than the segment average. Gross profit decreased $3.6 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 principally due to a reduction in sales volume.

Selling, General and Administrative Costs.  Selling, general and administrative (“SG&A”) costs include office and management salaries, fringe benefits, commissions, insurance and professional fees.

On a consolidated basis, SG&A costs increased $831,000, or 2%, to $37.5 million for the three months ended September 30, 2011.  This increase was primarily attributable to general increases in our existing business. As a percentage of sales, SG&A costs increased from 23.6% to 24.2% from the three months ended September 30, 2010 to the three months ended September 30, 2011.

Three Months	Selling, General and Administrative Costs
Ended		% of		% of			% of
September 30,	AMS	Net Sales	ATS	Net Sales	Corporate	Total	Net Sales
	(In thousands, except percentages)

2010	$12,384	16.0%	$20,432	26.0%	$3,887	$36,703	23.6%
2011	$13,023	15.9%	$20,019	27.4%	$4,492	$37,534	24.2%

In the AMS segment, SG&A costs increased $639,000, or 5%, to $13.0 million for the three months ended September 30, 2011. This increase is primarily due to general increases in our existing business. SG&A costs in the AMS segment decreased from 16.0% to 15.9%, as a percentage of sales, from the three months ended September 30, 2010 to the three months ended September 30, 2011.

In the ATS segment, SG&A costs decreased $413,000, or 2%, to $20.0 million for the three months ended September 30, 2011 primarily due to a reduction in commissions related to a decrease in sales volumes.  As a percentage of sales, SG&A costs in the ATS segment increased from 26.0% to 27.4% from the three months ended September 30, 2010 to the three months ended September 30, 2011.

Corporate general and administrative costs increased $605,000.

Research and Development Costs. Research and development costs include materials, engineering labor and allocated overhead.

On a consolidated basis, research and development costs increased $2.1 million, or 10%, to $24.3 million for the three months ended September 30, 2011. This increase was primarily attributable to next generation wireless products. As a percentage of sales, research and development costs increased from 14.2% to 15.7% from the three months ended September 30, 2010 to the three months ended September 30, 2011.

Three Months	Research and Development Costs
Ended		% of		% of		% of
September 30,	AMS	Net Sales	ATS	Net Sales	Total	Net Sales
	(In thousands, except percentages)

2010	$7,747	10.0%	$14,411	18.3%	$22,158	14.2%
2011	$8,649	10.6%	$15,626	21.4%	$24,275	15.7%

AMS segment self-funded research and development costs increased $902,000, or 12%, to $8.6 million for the three months ended September 30, 2011 primarily due to increases in development of integrated circuits and components. As a percentage of sales, AMS segment research and development costs increased from 10.0% for the three months ended September 30, 2010 to 10.6% for the three months ended September 30, 2011.

ATS segment self-funded research and development costs increased $1.2 million, or 8%, to $15.6 million for the three months ended September 30, 2011 primarily attributable to next generation wireless products. As a percentage of sales, ATS segment research and development costs increased from 18.3% for the three months ended September 30, 2010 to 21.4% for the three months ended September 30, 2011.

Amortization of Acquired Intangibles.  Amortization of acquired intangibles decreased $227,000 for the three months ended September 30, 2011.

Restructuring Charges.  On a consolidated basis, restructuring charges were $436,000 for the three months ended September 30, 2011 compared to $1.8 million for the three months ended September 30, 2010.

The AMS segment incurred total restructuring costs of $376,000 for the three months ended September 30, 2011.  In comparison, in the three months ended September 30, 2010, the AMS segment incurred total restructuring costs of $576,000. In both periods, the costs related primarily to consolidation of our components operations by relocating a portion of our Whippany, New Jersey facility’s production to our Ann Arbor, Michigan facility and a portion to our Eatontown, New Jersey facility.

The ATS segment incurred restructuring costs of $60,000 for the three months ended September 30, 2011. In comparison, for the three months ended September 30, 2010, the ATS segment incurred restructuring costs of $1.2 million. In both periods, the costs related primarily to consolidation and reorganization efforts in our European operations.

Other Income (Expense).  Interest expense decreased $12.6 million to $8.6 million for the three months ended September 30, 2011 from $21.2 million for the three months ended September 30, 2010. Interest expense decreased as a result of the repurchase, in December 2010, of $186.6 million of our senior unsecured notes and senior subordinated unsecured term loans with the proceeds from the IPO and the refinancing in May 2011 of the then outstanding amounts due under the prior secured credit facility, senior unsecured notes and senior subordinated unsecured term loan with borrowings under a new senior secured credit facility at lower aggregate interest rates.  Other income (expense) of $(295,000) for the three months ended September 30, 2011 consisted primarily of $190,000 of foreign currency transaction losses and $105,000 of miscellaneous expense, net. Other income (expense) of $(29,000) for the three months ended September 30, 2010 consisted primarily of $202,000 of foreign currency transactions losses partially offset by $173,000 of interest income and miscellaneous income, net.

Income Taxes.  The income tax benefit was $3.3 million for the three months ended September 30, 2011 on a pre-tax loss of $8.3 million.  We recorded an income tax benefit for the three months ended September 30, 2010 of $12.2 million on a pre-tax loss of $18.1 million. The effective income tax rate for both periods differed from the amount computed by applying the U.S. Federal income tax rate to income before taxes primarily due to foreign, state and local income taxes, including U.S. income tax on certain foreign net income that we anticipate will be repatriated to the U.S.

The income tax benefit for the three months ended September 30, 2011 reflects a discrete benefit of $700,000 relating to a reduction in the statutory income tax rate in the United Kingdom.  The income tax benefit for the three months ended September 30, 2010, reflects a discrete charge of $94,000 which relates to the settlement of a tax audit with the U.S. Internal Revenue Service.

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

Absent the discrete items, the effective tax rates were 31% and 48% for the three months ended September 30, 2011 and 2010, respectively. The current year’s provision was a combination of projected annual U.S. tax expense on domestic earnings and foreign tax expense on foreign earnings.  The prior year’s provision was a combination of projected annual U.S. tax benefits on domestic losses and foreign tax expense on foreign earnings.  The resulting projected net consolidated income tax rate was applied against year-to-date pre-tax income to arrive at the year-to-date provision before adjustment for discrete items.

In the three months ended September 30, 2011 and 2010, we paid income taxes of $3.5 million and $3.7 million, respectively.

Net Income (Loss).  Net income (loss) was $(5.0) million for the three months ended September 30, 2011 and $(5.8) million for the three months ended September 30, 2010.

Liquidity and Capital Resources

As of September 30, 2011, we had $57.5 million of cash and cash equivalents, $333.6 million in working capital and our current ratio was 3.62 to 1.

Our principal liquidity requirements are to service our debt and interest and meet our working capital and capital expenditure needs. As of September 30, 2011, we had $723.6 million of debt outstanding (of which $715.9 million was long-term), including $723.2 million under the senior secured term loan.  Additionally, at September 30, 2011, we were able to borrow $75.0 million under the revolving portion of our senior secured credit facility.

The following is a summary of required principal repayments of our debt for the next five years and thereafter as of September 30, 2011:

Twelve Months Ended September 30,	(In thousands)
2012	$7,635
2013	7,250
2014	7,250
2015	7,250
2016	7,250
Thereafter	686,938
Total	$723,573

As of September 30, 2011, we were in compliance with all of the covenants contained in our debt agreement. Certain loan covenants are based on Adjusted EBITDA. Adjusted EBITDA is defined as EBITDA (net income (loss), before interest expense, income taxes, depreciation and amortization) adjusted to add back or subtract certain non-cash, non-recurring and other items, as required by various covenants in our debt agreement.  Our use of the term Adjusted EBITDA may vary from others in our industry.  EBITDA and Adjusted EBITDA are not measures of operating income (loss), performance or liquidity under U.S. GAAP and are subject to important limitations.  A reconciliation of net income (loss), which is a U.S. GAAP measure of our operating results, to Adjusted EBITDA, as defined in our debt agreement, is as follows:

	Three Months Ended
	September 30,
	2011	2010
	(In thousands)

Net income (loss)	$(5,042)	$(5,817)
Interest expense	8,574	21,238
Provision (benefit) for income taxes	(3,289)	(12,247)
Depreciation and amortization	20,974	20,886
EBITDA	21,217	24,060

Non-cash purchase accounting adjustments	-	655
Merger related expenses	-	715
Restructuring costs and related pro forma savings (a)	436	3,238
Share-based compensation	600	513
Other defined items (b)	892	865
Adjusted EBITDA (c)	$23,145	$30,046

(a)
Primarily reflects costs associated with the reorganization of our European operations and consolidation of certain of our U.S. components facilities.  Pro forma savings reflect the costs that we estimate would have been eliminated during the fiscal year in which a restructuring occurred had the restructuring occurred as of the first day of that fiscal year.

(b)
Reflects other adjustments required in calculating our debt covenant compliance.  These other defined items include pro forma EBITDA for periods prior to the acquisition dates for companies acquired during the respective fiscal year, increase in fair value of acquisition contingent consideration liability and business acquisition expenses.

(c)
Pro forma savings of $1.4 million were applicable to the three months ended September 30, 2010 and relate to restructuring activities recorded throughout fiscal 2011. The impact of  these savings, when combined with $196,000 of other adjustments, totaled $1.6 million and were not reflected in our Adjusted EBITDA as reported in our September 30, 2010 Form 10-Q.

Financial covenants in our senior secured credit facility include a maximum leverage ratio of total debt (less up to $15.0 million of unrestricted cash) to Adjusted EBITDA, as defined in our senior secured credit facility.  The maximum leverage ratio permitted for the twelve months ended September 30, 2011 was 4.90 whereas our actual leverage ratio was 4.01.  The maximum leverage ratio permitted periodically decreases to 3.50 on September 30, 2014 and thereafter.

Our senior secured credit facility contains restrictions on our activities, including but not limited to covenants that restrict us and our restricted subsidiaries, as defined in the senior secured credit facility, from:

•	incurring additional indebtedness and issuing disqualified stock or preferred stock;

•	making certain investments or other restricted payments;

•	paying dividends and making other distributions with respect to capital stock, or repurchasing, redeeming or retiring capital stock or subordinated debt;

•	selling or otherwise disposing of assets;

•	under certain circumstances, issuing or selling equity interests;

•	creating liens on assets;

•	consolidating or merging with, or acquiring in excess of specified limitations, another business, or selling or disposing of all or substantially all of their assets; and

•	entering into certain transactions with affiliates.

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

We expect that cash generated from operating activities and availability under the revolving portion of our senior secured credit facility will be our principal sources of liquidity. Our ability to make payments on and to refinance our indebtedness and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. In addition, beginning with the year ending June 30, 2012, to the extent we have consolidated excess cash flows, as defined in the credit agreement governing the senior secured credit facility, we must use specified portions of the excess cash flows to prepay the senior secured credit facility. Based on our current level of operations, we believe our cash flow from operations and available borrowings under our senior secured credit facility will be adequate to meet our liquidity needs for at least the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flow from operations, or those future borrowings will be available under the senior secured credit facility in an amount sufficient to enable us to repay our indebtedness at maturity or to fund other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before the maturity thereof. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Cash Flows

For the three months ended September 30, 2011, our cash flow used in operations was $1.2 million.  Our investing activities used cash of $4.7 million, primarily for capital expenditures of $4.7 million.  Our financing activities used cash of $1.9 million, primarily to repay $1.8 million of indebtedness.

For the three months ended September 30, 2010, our cash flow provided by operations was $7.4 million. Our investing activities used cash of $23.5 million, primarily for payments for the purchase of businesses of $19.2 million and capital expenditures of $4.7 million. Our financing activities used cash of $21.5 million to repay indebtedness.

Capital Expenditures

Capital expenditures were $4.7 million for both the three months ended September 30, 2011 and 2010.  Our capital expenditures consist primarily of equipment replacements.

Contractual Obligations

There have been no material changes in our contractual obligations disclosed in our fiscal 2011 Form 10-K.

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

Critical Accounting Policies and Estimates

Information regarding our critical accounting policies and estimates appears within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our fiscal 2011 Form 10-K.  During the three month period ended September 30, 2011, there were no significant changes to any critical accounting policies or to the related estimates and judgments involved in applying those policies.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs.  This new guidance will become effective for us on January 1, 2012 and is to be applied prospectively. Other than requiring additional disclosures, we do not anticipate material impacts on our financial statements upon adoption.

In June 2011, the FASB issued authoritative guidance, which provides that an entity that reports items of other comprehensive income has the option to present comprehensive income as (i) a single statement that presents the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income or (ii) a two-statement approach, whereby an entity must present the components of net income and total net income in the first statement and that statement is immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  The option in current GAAP that permits the presentation of other comprehensive income in the statement of stockholders’ equity has been eliminated. This new guidance will become effective for us beginning with the first quarter of fiscal 2013 and is to be applied retrospectively. We have not yet determined which presentation method we will adopt.

In September 2011, the FASB issued authoritative guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit exceeds its carrying amount, the two-step goodwill impairment test is not required. This new guidance will become effective for us beginning with the first quarter of fiscal 2013.  The adoption of this new guidance is not expected to have an impact on our consolidated financial statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.  We are subject to interest rate risk in connection with borrowings under our senior secured credit facility.  We currently do not have interest rate swap agreements hedging this debt. As of September 30, 2011, there is $723.2 million outstanding at adjusted LIBOR plus 3.0% under the term loan portion of the senior secured credit facility, all of which is subject to variable interest rates.  The adjusted LIBOR, as defined in the senior secured credit facility, has a floor of 1.25% on the term loan. An increase of 1% in interest rates would result in a 0.12% increase, due to the 1.25% floor, or an $894,000 increase in our annual interest expense. Any 1% increase in interest rates above the 1.25% floor would result in a $7.3 million increase in our annual interest expense. A 1% change in interest rates would result in a $763,000 change in our annual interest expense on the revolving loan borrowings, assuming the entire $75.0 million was outstanding.  Any debt we incur in the future may also bear interest at floating rates.

Foreign Currency Risk.   Foreign currency contracts are used to protect us from exchange rate fluctuation from the time customers are invoiced in local currency until such currency is exchanged for U.S. dollars. We periodically enter into foreign currency contracts, which are not designated as hedges, and the change in the fair value is included in income currently within other income (expense). As of September 30, 2011, we had $33.3 million of notional value foreign currency forward contracts maturing through October 31, 2011. Notional amounts do not quantify risk or represent assets or liabilities, but are used in the calculation of cash settlements under the contracts. The fair value of these contracts at September 30, 2011 was an asset of $126,000.  If foreign currency exchange rates (primarily the British pound and the Euro) change by 10% from the levels at September 30, 2011, the effect on our comprehensive income would be approximately $19.4 million.

Inflation Risk.  Inflation has not had a material impact on our results of operations or financial condition during the preceding three years.

ITEM 4.   CONTROLS AND PROCEDURES

Our disclosure controls and procedures under the Securities Exchange Act of 1934, as amended, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. Our Principal Executive Officer and our Principal Financial Officer, with the assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2011 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

There have been no material changes in our legal proceedings disclosed in our fiscal 2011 Form 10-K.

Item 1A.  Risk Factors

There have been no material changes in our risk factors disclosed in our fiscal 2011 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  [Removed and Reserved]

Item 5.   Other Information

None

Item 6.   Exhibits

Exhibit No.	Exhibit Description

31.1	Certification pursuant to Rules 13a-14(a)/15d-14a as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Chief Executive Officer)

31.2	Certification pursuant to Rules 13a-14(a)/15d-14a as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Chief Financial Officer)

31.3	Certification pursuant to Rules 13a-14(a)/15d-14a as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Principal Accounting Officer)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Chief Financial Officer)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEROFLEX HOLDING CORP.

November 9, 2011	/s/ John Adamovich, Jr.
John Adamovich, Jr.
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1	Certification pursuant to Rules 13a-14(a)/15d-14a as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Chief Executive Officer)

31.2	Certification pursuant to Rules 13a-14(a)/15d-14a as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Chief Financial Officer)

31.3	Certification pursuant to Rules 13a-14(a)/15d-14a as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Principal Accounting Officer)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Chief Financial Officer)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document