Form 10-Q
period 2011-12-31
AEROFLEX HOLDING CORP.
filed 2012-02-09
CIK 1487990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2011
Commission File Number 001-34974

__________________________

AEROFLEX HOLDING CORP.

(Exact name of Registrant as specified in its Charter)

DELAWARE	01-0899019
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

35 South Service Road
P.O. Box 6022
Plainview, N.Y.	11803-0622
(Address of principal executive offices)	(Zip Code)

(516) 694-6700

(Registrant’s telephone number, including area code)

________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

February 9, 2012	84,824,064
(Date)	(Number of Shares)

AEROFLEX HOLDING CORP.

AND SUBSIDIARIES

INDEX

	PART I: FINANCIAL INFORMATION	PAGE

Item 1	UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
	December 31, 2011 and June 30, 2011	2

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended December 31, 2011 and 2010	3
	Six Months Ended December 31, 2011 and 2010	4

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended December 31, 2011 and 2010	5

	NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	6 – 18

Item 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
	Three and Six Months Ended December 31, 2011 and 2010	19 – 33

Item 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	34

Item 4	CONTROLS AND PROCEDURES	35

	PART II: OTHER INFORMATION

Item 1	LEGAL PROCEEDINGS	36

Item 1A	RISK FACTORS	36

Item 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	36

Item 3	DEFAULTS UPON SENIOR SECURITIES	36

Item 4	[REMOVED AND RESERVED]	36

Item 5	OTHER INFORMATION	36

Item 6	EXHIBITS	37

SIGNATURE		38

EXHIBIT INDEX		39

CERTIFICATIONS

Aeroflex Holding Corp. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	June 30,
	2011	2011

Assets
Current assets:
Cash and cash equivalents	$64,370	$66,278
Accounts receivable, less allowance for doubtful accounts of $1,114 and $1,210	148,668	168,141
Inventories	182,560	186,370
Deferred income taxes	54,617	51,855
Prepaid expenses and other current assets	13,020	10,044
Total current assets	463,235	482,688

Property, plant and equipment, net of accumulated depreciation of $92,640 and $82,581	100,709	105,162
Deferred financing costs, net	14,395	15,289
Other assets	29,598	29,000
Intangible assets with definite lives, net	151,160	183,614
Intangible assets with indefinite lives	113,838	114,730
Goodwill	462,956	465,443

Total assets	$1,335,891	$1,395,926

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$7,635	$7,635
Accounts payable	26,176	48,737
Advance payments by customers and deferred revenue	26,395	25,859
Income taxes payable	—	8,371
Accrued payroll expenses	17,047	22,063
Accrued expenses and other current liabilities	37,028	45,772
Total current liabilities	114,281	158,437

Long-term debt	714,125	717,750
Deferred income taxes	115,615	117,150
Defined benefit plan obligations	5,685	5,539
Other long-term liabilities	14,532	13,526
Total liabilities	964,238	1,012,402

Stockholders' equity:
Preferred stock, par value $.01 per share; 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 300,000,000 shares authorized; 84,824,064 and 84,789,180 shares issued and outstanding	848	848
Additional paid-in capital	646,163	644,262
Accumulated other comprehensive income (loss)	(40,731)	(32,536)
Accumulated deficit	(234,627)	(229,050)
Total stockholders' equity	371,653	383,524

Total liabilities and stockholders' equity	$1,335,891	$1,395,926

See notes to unaudited condensed consolidated financial statements.

Aeroflex Holding Corp. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended December 31,
	2011	2010

Net sales	$171,138	$181,579
Cost of sales	85,447	86,739
Gross profit	85,691	94,840

Operating expenses:
Selling, general and administrative costs	38,445	38,266
Research and development costs	22,420	21,656
Amortization of acquired intangibles	15,665	15,843
Termination of Sponsor Advisory Agreement	—	18,133
Restructuring charges	915	6,293
Total operating expenses	77,445	100,191
Operating income (loss)	8,246	(5,351)

Other income (expense):
Interest expense	(8,560)	(20,713)
Loss on extinguishment of debt and write-off of deferred financing costs	—	(25,178)
Gain from a bargain purchase of a business	—	173
Other income (expense), net	(398)	(378)
Total other income (expense), net	(8,958)	(46,096)

Income (loss) before income taxes	(712)	(51,447)
Provision (benefit) for income taxes	(177)	(40,044)
Net income (loss)	$(535)	$(11,403)

Net income (loss) per common share:
Basic	$(0.01)	$(0.15)
Diluted	$(0.01)	$(0.15)

Weighted average number of common shares outstanding:
Basic	84,804	74,034
Diluted	84,804	74,034

See notes to unaudited condensed consolidated financial statements.

Aeroflex Holding Corp. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Six Months Ended December 31,
	2011	2010

Net sales	$326,022	$337,510
Cost of sales	161,812	162,844
Gross profit	164,210	174,666

Operating expenses:
Selling, general and administrative costs	75,979	74,969
Research and development costs	46,695	43,814
Amortization of acquired intangibles	31,401	31,806
Termination of Sponsor Advisory Agreement	—	18,133
Restructuring charges	1,351	8,092
Total operating expenses	155,426	176,814
Operating income (loss)	8,784	(2,148)

Other income (expense):
Interest expense	(17,134)	(41,951)
Loss on extinguishment of debt and write-off of deferred financing costs	—	(25,178)
Gain from a bargain purchase of a business	—	173
Other income (expense), net	(693)	(407)
Total other income (expense), net	(17,827)	(67,363)

Income (loss) before income taxes	(9,043)	(69,511)
Provision (benefit) for income taxes	(3,466)	(52,291)
Net income (loss)	$(5,577)	$(17,220)

Net income (loss) per common share:
Basic	$(0.07)	$(0.25)
Diluted	$(0.07)	$(0.25)

Weighted average number of common shares outstanding:
Basic	84,797	69,517
Diluted	84,797	69,517

See notes to unaudited condensed consolidated financial statements.

Aeroflex Holding Corp. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended December 31,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$(5,577)	$(17,220)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	41,804	41,534
Loss on extinguishment of debt and write-off of deferred financing costs	—	25,178
Deferred income taxes	(754)	(55,926)
Share-based compensation	1,730	1,026
Non - cash restructuring charges	—	4,860
Amortization of deferred financing costs	1,009	2,839
Paid in kind interest	—	2,434
Other, net	1,100	2,019
Change in operating assets and liabilities, net of effects from purchases of businesses:
Decrease (increase) in accounts receivable	17,994	13,629
Decrease (increase) in inventories	1,349	(24,214)
Decrease (increase) in prepaid expenses and other assets	(1,533)	(1,088)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(38,706)	(6,128)

Net cash provided by (used in) operating activities	18,416	(11,057)

Cash flows from investing activities:
Payments for purchase of businesses, net of cash acquired	(5,106)	(23,591)
Capital expenditures	(9,494)	(11,213)
Proceeds from sale of marketable securities	—	2,000
Proceeds from the sale of property, plant and equipment	79	741

Net cash provided by (used in) investing activities	(14,521)	(32,063)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	244,097
Repurchase of senior unsecured notes and senior subordinated unsecured term loans, including premiums and fees	—	(207,690)
Payment of contingent consideration related to business acquisition	(948)	—
Debt repayments	(3,625)	(21,458)
Deferred financing costs	(115)	(3,332)

Net cash provided by (used in) financing activities	(4,688)	11,617
Effect of exchange rate changes on cash and cash equivalents	(1,115)	1,483

Net increase (decrease) in cash and cash equivalents	(1,908)	(30,020)
Cash and cash equivalents at beginning of period	66,278	100,663
Cash and cash equivalents at end of period	$64,370	$70,643

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

The accompanying unaudited condensed consolidated financial information of Aeroflex Holding Corp. and subsidiaries (“we”, “our”, “us”, or the “Company”) has been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”), and reflects all adjustments, consisting only of normal recurring adjustments, which in management’s opinion are necessary to state fairly the Company’s financial position as of December 31, 2011, its results of operations for the three and six month periods ended December 31, 2011 and 2010 and its cash flows for the six month periods ended December 31, 2011 and 2010. The June 30, 2011 balance sheet information has been derived from audited financial statements, but does not include all information or disclosures required by U.S. GAAP.

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

3.     Acquisitions of Businesses and Goodwill

Gaisler Research AB

On June 30, 2008, we acquired the stock of Gaisler Research AB, or Gaisler, for $12.3 million cash (net of $2.7 million cash acquired), plus contingent consideration over the three year period of fiscal 2009 to fiscal 2011, based on Gaisler’s achieved EBITDA. Based on Gaisler’s actual results of operations an additional $4.0 million was paid to the selling shareholders in October 2009, $4.6 million was paid to the selling shareholders in October 2010, and $5.1 million was paid to the selling shareholders in October 2011, all of which has been added to goodwill in the accompanying consolidated balance sheets.

Radiation Assured Devices

On June 30, 2010, we acquired 100% of the stock of Radiation Assured Devices, Inc., or RAD, for $13.0 million in cash, which is net of cash acquired and a closing date deficiency in adjusted net assets, and recorded a $7.1 million liability for the fair value of contingent consideration over a five year period ending June 30, 2015. In October 2011, we paid $1.4 million of contingent consideration. In the statement of cash flows, $948,000 of the $1.4 million payment was classified as a financing activity, and the balance was classified as an operating activity in accordance with Accounting Standards Codification Topic 230. After considering interest accretion, we have $1.9 million reflected in accrued expenses and other current liabilities and $6.5 million reflected in other long-term liabilities as of December 31, 2011.

Advanced Control Components

On August 31, 2010, we acquired 100% of the stock of Advanced Control Components, Inc., or ACC, for $18.6 million in cash, which is net of working capital adjustments.  The results of operations of ACC are included in our accompanying consolidated financial statements commencing with the date it was acquired.

Goodwill

We assess goodwill at least annually for impairment in the fourth quarter of our fiscal year, or more frequently if certain events or circumstances indicate an impairment may have occurred. We test goodwill for impairment at the reporting unit level, which is one level below our operating segments. Based on a reduced forecast of earnings for fiscal 2012 in one of our reporting units, the Radio Frequency MicroWave, or RFMW, group, we have tested this reporting unit for impairment.

As of December 31, 2011, the RFMW group had goodwill of $66.2 million and an enterprise carrying value of $159.8 million. We determined if there was an impairment by comparing the fair value of the reporting unit with its enterprise carrying value. Based on our current analysis of the discounted estimated cash flows of this group, we have estimated that the fair value of this group was approximately $164 million at December 31, 2011 and that the goodwill has not been impaired. However, should actual results differ from our forecasts of cash flows and our estimated enterprise fair value decreases below the carrying value, then an impairment may occur and we would need to calculate the amount of the write-down of goodwill by comparing the implied fair value of the reporting unit’s goodwill (the excess of the fair value of the reporting unit over the fair value of its net identifiable assets) with the carrying amount of that goodwill.

4.     Restructuring Charges

The following table sets forth the charges and payments related to the restructuring liability, which is reflected in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets for the periods indicated:

	Balance				Balance
	June 30,				December 31,
	2011	Six Months Ended December 31, 2011			2011

				Effect of
	Restructuring			Foreign	Restructuring
	Liability	Net Additions	Cash Payments	Currency	Liability
		(In thousands)
Work force reduction	$2,666	$893	$(2,546)	$(114)	$899

Closure of facilities	497	458	(888)	(2)	65

Total	$3,163	$1,351	$(3,434)	$(116)	$964

Restructuring charges for the six months ended December 31, 2011 amounted to $1.4 million, consisting of severance and facility closure costs in connection with continued consolidation activities related to certain manufacturing operations located in Europe and the U.S.

5.     Inventories

Inventories consisted of the following:

	December 31,	June 30,
	2011	2011
	(In thousands)

Raw materials	$93,619	$101,854
Work in process	59,314	60,290
Finished goods	29,627	24,226
	$182,560	$186,370

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

The fair values of our derivative financial instruments included in the consolidated balance sheets as of December 31, 2011 and June 30, 2011 were as follows:

Asset (Liability) Derivatives
	December 31, 2011		June 30, 2011

	Balance Sheet		Balance Sheet
(In thousands)	Location	Fair Value(1)	Location	Fair Value(1)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$(217)	Accrued expenses and other current liabilities	$(30)

(1)   The fair values of derivative assets and liabilities are determined based on observable market data and are considered level 2 in the fair value hierarchy.

The gains and losses related to our derivative financial instruments designated as hedging instruments for the three and six months ended December 31, 2011 and 2010 were as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized on Derivatives in Other Comprehensive Income (Effective Portion)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(In thousands)
Interest rate swap contracts	$—	$(37)	$—	$(612)

Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(In thousands)
Interest expense	$—	$(2,751)	$—	$(6,192)

The amounts of the gains and losses related to our derivative financial instruments not designated as hedging instruments for the three and six months ended December 31, 2011 and 2010 were as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Earnings on Derivative	Amount of Gain or (Loss) Recognized in Earnings on Derivative

		Three Months Ended December 31,		Six Months Ended December 31,
		2011	2010	2011	2010
		(In thousands)
Foreign currency
forward contracts	Other income (expense)	$(343)	$351	$(187)	$311

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

Foreign Currency Contract Derivatives

Foreign currency contracts are used to protect us from fluctuations in exchange rates. Our foreign currency contracts are not designated as hedges and therefore the change in fair value is included in other income (expense) as it occurs. As of December 31, 2011, we had $32.5 million of notional value foreign currency forward contracts maturing through January 31, 2012. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts.

7.     Marketable Securities

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

8.     Long Term Debt and Credit Agreements

On November 4, 2010, we amended our then existing senior secured credit facility, for which we paid a $3.3 million fee to the lenders which was recorded as deferred financing costs and $579,000 of other costs that were expensed as incurred, which allowed us to, among other things:

•	increase the amount of cash we could spend for acquisitions of businesses;

•	pay certain fees to affiliates of our Sponsors upon the completion of our initial public offering (“IPO”). These fees were paid on November 24, 2010, and consisted of a $2.5 million transaction fee for services directly attributable to the IPO, which was recorded as a reduction of additional paid-in capital, and a $16.9 million termination fee to terminate the advisory agreement with them (“Termination Fee”). The Termination Fee, when combined with the related write-off of prepaid advisory fees, amounted to an $18.1 million expense which is reported in the statement of operations as Termination of Sponsor Advisory Agreement; and

•	change the basis for calculating our interest rate margin above LIBOR.

In November 2010, we consummated the IPO of our common stock. We used a portion of the net proceeds of our IPO to repurchase an aggregate of $186.6 million of our then existing senior unsecured notes and senior subordinated unsecured term loans. This resulted in a $25.2 million loss on extinguishment of debt and write-off of deferred financing costs, which was comprised of the following:

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

As of December 31, 2011, we were in compliance with all of the financial covenants contained in the senior secured credit facility.

On February 3, 2012 we decided to prepay, and on February 6, 2012 we voluntarily prepaid, $30 million of our term loan with cash on hand from operations, reducing the outstanding balance of total debt to $691.8 million.

Interest paid was $15.9 million and $36.9 million for the six months ended December 31, 2011 and 2010, respectively. Accrued interest of $4.5 million and $4.4 million was included in accrued expenses and other current liabilities at December 31, 2011 and June 30, 2011, respectively.

The fair value of our debt instruments was as follows:

	As of December 31, 2011
	(In thousands)
	Carrying Amount	Estimated Fair Value

Senior secured term loan	$721,375	$674,486
Other	385	385
Total debt	$721,760	$674,871

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

9. Stockholders’ Equity

Restricted Stock Units

In November 2011, our stockholders approved the 2011 Omnibus Incentive Plan (the “2011 Plan”). The 2011 Plan authorizes us to provide equity-based compensation in the form of options, stock appreciation rights, restricted stock and restricted stock units (“RSUs”), other share based awards and performance awards. Awards may be granted to employees, directors and consultants of the Company. The number of shares of our common stock authorized for award under the 2011 Plan was 4.5 million shares. The compensation committee of our board of directors administers the 2011 Plan including selecting participants, the type and terms of awards to be granted and number of shares subject to the awards.

In November 2011, the compensation committee awarded RSUs covering a total of 426,000 shares including 35,000 RSUs that were immediately vested on the date of grant. In connection with these vestings, we withheld and remitted $63,000 of payroll taxes. As of December 31, 2011, 4.0 million shares of our common stock were reserved and available for grants pursuant to the 2011 Plan.

RSUs generally vest in equal tranches over a service period of up to five years. We have elected to recognize compensation cost on a straight-line basis over the requisite service period for the entire award. Except as noted below, the estimated fair value of RSUs granted under the 2011 Plan was determined based on the fair value of our common stock on the date of grant. RSUs, awarded to employees in certain foreign countries, are to be settled in cash at their vesting date and were therefore recorded as liability-classified awards. Liability-classified awards are remeasured to fair value at each reporting date until settlement.

The weighted average grant date fair value of RSUs granted for the six months ended December 31, 2011 was $8.80 per share. The total intrinsic value of RSUs vested during the six months ended December 31, 2011 was $315,000.

As of December 31, 2011, the total unrecognized compensation cost related to RSUs was $3.4 million and the related weighted average period over which it is expected to be recognized was approximately 2.9 years.

Additional information with respect to our RSUs was as follows:

	Shares	Average Intrinsic Value	Weighted Average Contractual Life Remaining in Years
	(In thousands)	(In thousands)

Outstanding at June 30, 2011	—
Granted	426
Forfeited	—
Vested	(35)

Outstanding at December 31, 2011	391	$4,008	2.9

Expected to Vest at December 31, 2011	362	$3,705	2.9

Membership Interests

On August 15, 2007, certain members of our management were granted Class B membership interests and during the years ended June 30, 2011 and 2010 certain employees were granted Class B-1 membership interests, in a limited liability company (“parent LLC”) that owns 76.6% of our common stock as of December 31, 2011. The parent LLC is a holding company with no operations or employees of its own. The parent LLC has three classes of membership interests, Class A, Class B and Class B-1. Our non-management equity investors, or their affiliates, and certain of our employees that made equity investments in parent LLC are Class A members. Class B and Class B-1 members consist of certain of our employees. Pursuant to the terms of the limited liability company operating agreement (“LLC Agreement”) governing parent LLC, all class members will share in any distributions on a pro-rata basis based on their percentage of membership interests, to the extent funds are available, after the Class A members first receive a priority distribution (as separately defined in the LLC Agreement), then the Class B members receive a priority distribution (as separately defined in the LLC Agreement) and finally the Class B-1 members receive a priority distribution (as separately defined in the LLC Agreement). The Class B and Class B-1 membership interests are non-transferable and vest ratably over five years, with any unvested interests reverting to the holders of Class A interests in the event they are forfeited or repurchased. The Class B and Class B-1 membership interests are equity classified awards and, therefore, the fair value of the Class B and Class B-1 membership interests at the grant date is being recorded as compensation expense on a straight-line basis over the respective vesting period. In addition, since the Class A employee members that made equity investments in parent LLC paid less than fair value for their Class A member interests, as only they are entitled to a $3.2 million special distribution, and there is no vesting associated with the special distribution, we recorded the present value of the discount from fair value of $1.4 million as compensation expense on August 15, 2007. The accretion of $96,000 and $83,000 for the three months ended December 31, 2011 and 2010 and of $189,000 and $163,000 for the six months ended December 31, 2011 and 2010, respectively, was recorded as interest expense.

Compensation expense attributable to share based compensation (for both RSUs and membership interests) was $1.1 million ($696,000 after tax), or $0.01 for both basic and diluted earnings per share, for the three months ended December 31, 2011 and $513,000 ($314,000 after tax), or $0.01 for both basic and diluted earnings per share, for the three months ended December 31, 2010. Compensation expense attributable to share based compensation was $1.7 million ($1.1 million after tax), or $0.02 for both basic and diluted earnings per share, for the six months ended December 31, 2011 and $1.0 million ($628,000 after tax), or $0.01 for both basic and diluted earnings per share, for the six months ended December 31, 2010.

10. Net Income (Loss) Per Common Share

Our consolidated statements of operations present basic and diluted net income (loss) per common share. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the dilutive effects of RSUs. The treasury stock method was used to determine the dilutive effect of potentially dilutive securities. Due to the net loss for both the three and six months ended December 31, 2011, all 391,000 shares of common stock equivalents were excluded from diluted net income (loss) per common share because they were anti-dilutive. There were no potentially dilutive securities for the three and six months ended December 31, 2010.

11. Comprehensive Income

The components of comprehensive income (loss) were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(In thousands)

Net income (loss)	$(535)	$(11,403)	$(5,577)	$(17,220)
Increase (decrease) in fair value of interest rate swap contracts, net of tax provision (benefit) of $0, $1,053, $0 and $2,166	—	1,661	—	3,414
Valuation allowance against non-current marketable securities	—	1,239	—	1,276
Foreign currency translation adjustment, net of tax provision (benefit) of $(50), ($55), $(366) and $625	(817)	(2,239)	(8,195)	7,783
Total comprehensive income (loss)	$(1,352)	$(10,742)	$(13,772)	$(4,747)

Accumulated other comprehensive income (loss) was as follows:

	Minimum	Foreign
	Pension	Currency
	Liability	Translation
	Adjustment	Adjustment	Total
	(net of tax)	(net of tax)	(net of tax)
	(In thousands)

Balance, June 30, 2011	$(544)	$(31,992)	$(32,536)
Six months' activity	—	(8,195)	(8,195)
Balance, December 31, 2011	$(544)	$(40,187)	$(40,731)

12. Income Taxes

The income tax benefit was $177,000 and $40.0 million for the three months ended December 31, 2011 and 2010 on a pre-tax loss of $712,000 and $51.4 million, respectively. The income tax benefit was $3.5 million and $52.3 million for the six months ended December 31, 2011 and 2010 on a pre-tax loss of $9.0 million and $69.5 million, respectively. The effective income tax rate for both periods differed from the amount computed by applying the U.S. federal income tax rate to income before taxes primarily due to foreign, state and local income taxes, including U.S. income tax on certain foreign net income that we anticipate will be repatriated to the U.S.

Although the Company has a history of domestic pre-tax losses in recent years, these losses are largely driven by amortization expense recorded in the financial statements relating to the U.S. operations which are not deductible for U.S. income tax purposes.  The amount of non-deductible U.S. book amortization expense recorded in fiscal 2011 and 2010 was $54.3 million and $53.1 million respectively.  As a result of this significant non-deductible expense, the Company had U.S. taxable income for fiscal 2010, while having a pre-tax book loss.  During fiscal 2011, the Company incurred unusual charges of $18.1 million in connection with the termination of an advisory agreement and $59.4 million in connection the refinancing of its debt that resulted in a taxable loss for which a deferred tax asset was recorded for the net operating loss carryforwards.  These charges are not expected to recur and taxable income is expected in fiscal 2012 and future years.

We evaluate the recoverability of our deferred tax assets, including net operating loss carryforwards, by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies.  Based on the significant balance of deferred tax liabilities associated with our intangible assets that are scheduled to reverse over the next several years, we have not recorded a valuation allowance against the deferred tax asset generated in fiscal 2011 with respect to our U.S. net operating loss carryforwards.  Also, we expect that sufficient taxable income will be generated in the U.S., in fiscal 2012, to fully utilize the net operating loss carryforwards.

The income tax benefit for the six months ended December 31, 2011 reflects a discrete benefit of $700,000, recorded during the three months ended September 30, 2011, relating to a reduction in the statutory income tax rate in the United Kingdom. The income tax benefit for the six months ended December 31, 2010, reflects various discrete items, including a $1.2 million income tax benefit for the retroactive reinstatement of the U.S. R&D credit and a reduction of $5.7 million of deferred tax liabilities related to U.S. income taxes previously provided on unremitted foreign earnings, both of which were recorded during the three months ended December 31, 2010. As a direct result of Aeroflex Holding’s IPO in November 2010 and related repurchase of a portion of Aeroflex’s debt, interest expense was expected to decrease in the future. Consequently, we had changed our intent as to the amount and method of repatriations of foreign earnings, which resulted in the reduction of deferred tax liabilities.

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

Absent the discrete items, the effective tax rates were 25% and 56% for the three months ended December 31, 2011 and 2010 and 31% and 59% for the six months ended December 31, 2011 and 2010, respectively. The current year’s provision was a combination of projected annual U.S. tax expense on domestic earnings and foreign tax benefit on foreign earnings, after consideration of a foreign research credit. The prior year’s provision was a combination of projected annual U.S. tax benefits on domestic losses and foreign tax expense on foreign earnings. The resulting projected net consolidated income tax rate was applied against year-to-date pre-tax income to arrive at the year-to-date provision before adjustment for discrete items.

In the six months ended December 31, 2011 and 2010, we paid income taxes of $6.3 million and $10.2 million and received refunds of $180,000 and $3.1 million, respectively, related to federal, state and foreign income taxes.

13. Legal Matters

We have identified instances of noncompliance with the International Traffic in Arms Regulations (“ITAR”) in certain of our past business activities as well as in the pre-acquisition business activities of certain recently acquired companies. These include the inadvertent misclassification and/or export of products without the required license and the disclosure of controlled technology to certain foreign national employees. These matters were formally disclosed to the U.S. Department of State from time to time from fiscal 2007 through fiscal 2012.

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

In March 2005, we sold the net assets of our shock and vibration control device manufacturing business, which we refer to as VMC. Under the terms of the sale agreements, we retained certain liabilities relating to adverse environmental conditions that existed at the premises occupied by VMC as of the date of sale. We recorded a liability for the estimated remediation costs related to adverse environmental conditions that existed at the VMC premises when it was sold. The accrued environmental liability at December 31, 2011 was $1.5 million, of which $350,000 was expected to be paid within one year.

We are also involved in various other claims and legal actions that arise in the ordinary course of business. We do not believe that the ultimate resolution of any of these actions will have a material adverse effect on our business, results of operations, financial position, liquidity or capital resources.

14. Business Segments

We are a global provider of radio frequency, or RF, and microwave integrated circuits, components and systems used in the design, development and maintenance of technically demanding, high-performance wireless communication systems. Our solutions include highly specialized microelectronic components and test and measurement equipment used by companies in the space, avionics, defense, commercial wireless communications, medical and other markets. Approximately 39% and 30% of our sales for the three months ended December 31, 2011 and 2010 and 36% and 31% for the six months ended December 31, 2011 and 2010, respectively, were to agencies of the United States government or to prime defense contractors or subcontractors of the United States government. No customer constituted more than 10% of sales during any of the periods presented. Inter-segment sales were not material and have been eliminated from the tables below.

The majority of our operations are located in the United States. We also have operations in Europe and Asia, with our most significant non-U.S. operations in the U.K. Net sales from facilities located in the U.K. were $34.1 million and $42.8 million for the three months ended December 31, 2011 and 2010 and $68.9 million and $80.5 million for the six months ended December 31, 2011 and 2010, respectively. Total assets of the U.K. operations were $184.3 million as of December 31, 2011 and $209.6 million as of June 30, 2011.

Net sales, based on the customers’ locations, attributed to the United States and other regions were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(In thousands)

United States of America	$104,390	$101,311	$194,576	$189,831
Europe and Middle East	30,986	34,356	64,290	64,658
Asia and Australia	30,119	40,004	56,728	73,115
Other regions	5,643	5,908	10,428	9,906
	$171,138	$181,579	$326,022	$337,510

The decreases in the sales to Asia in both the three and six month periods were primarily due to reduced wireless test.

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

Selected financial data by segment was as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(In thousands)
Net sales
- Microelectronic solutions ("AMS")	$84,592	$89,225	$166,397	$166,530
- Test solutions ("ATS")	86,546	92,354	159,625	170,980
Net sales	$171,138	$181,579	$326,022	$337,510

Segment adjusted operating income
- AMS	$19,302	$22,942	$38,690	$41,829
- ATS	10,395	17,171	12,224	24,028
- General corporate expense	(3,223)	(2,849)	(6,643)	(5,263)
Adjusted operating income	26,474	37,264	44,271	60,594

Amortization of acquired intangibles
- AMS	(9,013)	(9,196)	(18,046)	(18,456)
- ATS	(6,652)	(6,647)	(13,355)	(13,350)
Share-based compensation
- Corporate	(1,040)	(513)	(1,640)	(1,026)
- AMS	(56)	—	(56)	—
- ATS	(34)	—	(34)	—
Restructuring charges
- AMS	(235)	(5,555)	(611)	(6,131)
- ATS	(680)	(738)	(740)	(1,961)
Business acquisition costs - Corporate	(448)	(876)	(865)	(1,066)
Merger related expenses - Corporate	—	(507)	—	(1,222)
Termination of Sponsor Advisory Agreement	—	(18,133)	—	(18,133)
Current period impact of acquisition related adjustments
- AMS	(37)	(393)	(75)	(693)
- ATS	22	(2)	45	(594)
- Corporate	(55)	(55)	(110)	(110)
Operating income (loss) (GAAP)	8,246	(5,351)	8,784	(2,148)

Interest expense	(8,560)	(20,713)	(17,134)	(41,951)
Loss on extinguishment of debt and write-off of deferred financing costs	—	(25,178)	—	(25,178)
Gain from a bargain purchase of a business	—	173	—	173
Other income (expense), net	(398)	(378)	(693)	(407)
Income (loss) before income taxes	$(712)	$(51,447)	$(9,043)	$(69,511)

Management evaluates the operating results of our two segments based upon adjusted operating income, which is pre-tax operating income before costs related to amortization of acquired intangibles, share-based compensation, restructuring charges, business acquisition and merger related expenses, termination of Sponsor Advisory Agreement and the impact of any acquisition related adjustments. We have set out above our adjusted operating income by segment and in the aggregate, and have provided a reconciliation of adjusted operating income to operating income on a GAAP basis and income (loss) before income taxes for the periods presented.

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

Business Segments

Our business segments and major products included in each segment are as follows:

Microelectronic Solutions (“AMS”)

•	HiRel microelectronics/semiconductors
•	RF and microwave components
•	Mixed-signal/digital ASICs
•	Motion control products

Test Solutions (“ATS”)

•	Wireless test equipment
•	Military radio and Private Mobile Radio, or PMR, test equipment
•	Avionics test equipment
•	Synthetic test equipment
•	General purpose test equipment

Results of Operations

The following table sets forth our historical results of operations as a percentage of net sales for the periods indicated below:

	Three Months Ended 06		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	49.9	47.8	49.6	48.2
Gross profit	50.1	52.2	50.4	51.8
Operating expenses:
Selling, general and administrative costs	22.5	21.0	23.3	22.3
Research and development costs	13.1	11.9	14.3	13.0
Amortization of acquired intangibles	9.2	8.7	9.6	9.4
Termination of Sponsor Advisory Agreement	—	10.0	—	5.4
Restructuring charges	0.5	3.5	0.4	2.4
Total operating expenses	45.3	55.1	47.6	52.5
Operating income (loss)	4.8	(2.9)	2.8	(0.7)

Other income (expense):
Interest expense	(5.0)	(11.4)	(5.3)	(12.5)
Loss on extinguishment of debt and write-off of deferred financing costs	—	(13.9)	—	(7.5)
Gain from a bargain purchase of a business	—	0.1	—	0.1
Other income (expense), net	(0.2)	(0.2)	(0.2)	(0.1)

Income (loss) before income taxes	(0.4)	(28.3)	(2.7)	(20.7)
Provision (benefit) for income taxes	(0.1)	(22.0)	(1.1)	(15.6)
Net income (loss)	(0.3)%	(6.3)%	(1.6)%	(5.1)%

Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010

Net Sales. Net sales decreased $10.4 million, or 6%, to $171.1 million for the three months ended December 31, 2011 from $181.6 million for the three months ended December 31, 2010.

Net Sales

Three Months		% of		% of
Ended		Consolidated		Consolidated
December 31,	AMS	Net Sales	ATS	Net Sales	Total
(In thousands, except percentages)

2011	$84,592	49.4%	$86,546	50.6%	$171,138
2010	$89,225	49.1%	$92,354	50.9%	$181,579

Net sales in the AMS segment decreased $4.6 million, or 5%, to $84.6 million for the three months ended December 31, 2011 from $89.2 million for the three months ended December 31, 2010. The sales decrease was attributable to (i) a $2.0 million volume driven reduction in sales of mixed-signal digital ASICs; (ii) a $1.4 million volume driven reduction in sales of RF and microwave components primarily due to a reduction in sales in Asia due to capital equipment freezes in the telecom market; and (iii) a $940,000 volume driven reduction in sales of HiRel microelectronics/semiconductors primarily due to a sluggish European economy.

Net sales in the ATS segment decreased $5.8 million, or 6%, to $86.5 million for the three months ended December 31, 2011 from $92.4 million for the three months ended December 31, 2010. The sales decrease was attributable to a $7.4 million reduction in sales of general purpose test products and a $4.7 million reduction in sales of wireless products, both primarily due to capital equipment freezes put in place by our customers in the latter part of calendar year 2011 and, to a lesser extent, lower pricing. The decreases are partially offset by a volume driven increase of $6.4 million in military radio and private mobile radio test equipment (“radio test sets”). The increase in sales of radio test sets primarily relates to an individual shipment of $11.4 million to the U.S. Military, related to our Ground Radio Maintenance Automatic Test Systems (“GRMATS”) program.

Gross Profit. Gross profit equals net sales less cost of sales. Cost of sales includes materials, direct labor, amortization of capitalized software development costs and overhead expenses such as engineering labor, fringe benefits, depreciation, allocable occupancy costs and manufacturing supplies.

On a consolidated basis, gross profit was $85.7 million, or 50.1% of net sales, for the three months ended December 31, 2011 and $94.8 million, or 52.2% of net sales, for the three months ended December 31, 2010. The decrease in gross profit resulted from the decline in sales in both segments and the decrease in gross margins in the ATS segment.

Gross Profit

Three Months		% of		% of		% of
Ended		Net		Net		Net
December 31,	AMS	Sales	ATS	Sales	Total	Sales
(In thousands, except percentages)

2011	$42,280	50.0%	$43,411	50.2%	$85,691	50.1%
2010	$44,696	50.1%	$50,144	54.3%	$94,840	52.2%

Gross margins in the ATS segment were 50.2% for the three months ended December 31, 2011 and 54.3% for the three months ended December 31, 2010. Gross profit decreased $6.7 million for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010. The decreases in gross margin and gross profit were caused primarily by the reduction in wireless sales, which tend to carry margins much greater than the ATS segment average, and the increased radio test set sales, as the GRMATS products carry margins below the ATS segment average.

Selling, General and Administrative Costs. Selling, general and administrative (“SG&A”) costs include office and management salaries, fringe benefits, commissions, insurance and professional fees.

On a consolidated basis, SG&A costs increased $179,000 to $38.4 million for the three months ended December 31, 2011. Our cost containment efforts, including a general hiring freeze and a suspension of the company match to our 401(k) retirement plan, has been successful in controlling SG&A costs. As a percentage of sales, SG&A costs increased from 21.0% to 22.5% from the three months ended December 31, 2010 to the three months ended December 31, 2011, due mainly to the $10.4 million reduction in sales.

Selling, General and Administrative Costs

Three Months		% of		% of			% of
Ended		Net		Net			Net
December 31,	AMS	Sales	ATS	Sales	Corporate	Total	Sales
(In thousands, except percentages)

2011	$13,630	16.1%	$20,049	23.2%	$4,766	$38,445	22.5%
2010	$13,596	15.2%	$19,870	21.5%	$4,800	$38,266	21.0%

Research and Development Costs. Research and development costs include materials, engineering labor and allocated overhead.

On a consolidated basis, research and development costs increased $764,000, or 4%, to $22.4 million for the three months ended December 31, 2011. As a percentage of sales, research and development costs increased from 11.9% to 13.1% from the three months ended December 31, 2010 to the three months ended December 31, 2011, as we have decided to continue investing in the future despite the $10.4 million reduction in sales.

Research and Development Costs

Three Months		% of		% of		% of
Ended		Net		Net		Net
December 31,	AMS	Sales	ATS	Sales	Total	Sales
(In thousands, except percentages)

2011	$9,442	11.2%	$12,978	15.0%	$22,420	13.1%
2010	$8,552	9.6%	$13,104	14.2%	$21,656	11.9%

AMS segment self-funded research and development costs increased $890,000, or 10%, to $9.4 million for the three months ended December 31, 2011 primarily due to an increase of $572,000 in mixed-signal/digital ASICs for the development of mixed-signal and SPO memory products, combined with an increase in RF and microwave components development of $407,000.

Termination of Sponsor Advisory Agreement. In connection with the IPO, we paid a $16.9 million fee to affiliates of the Sponsors on November 24, 2010 to terminate the advisory agreement with them and eliminate all future payments to the Sponsors under that agreement which, including the related write-off of prepaid advisory fees, resulted in an $18.1 million expense in the three months ended December 31, 2010. There was no similar charge recorded for the three months ended December 31, 2011.

Restructuring Charges. On a consolidated basis, restructuring charges were $915,000 for the three months ended December 31, 2011 compared to $6.3 million for the three months ended December 31, 2010.

The AMS segment incurred total restructuring costs of $235,000 for the three months ended December 31, 2011. In comparison, in the three months ended December 31, 2010, the AMS segment incurred total restructuring costs of $5.6 million. In both periods, the costs related primarily to consolidation of our components operations by relocating a portion of our Whippany, New Jersey facility’s production to our Ann Arbor, Michigan facility and a portion to our Eatontown, New Jersey facility.

The ATS segment incurred restructuring costs of $680,000 for the three months ended December 31, 2011. In comparison, for the three months ended December 31, 2010, the ATS segment incurred restructuring costs of $738,000. In both periods, the costs related primarily to consolidation and reorganization efforts in our European operations.

Interest Expense. Interest expense decreased $12.2 million to $8.6 million for the three months ended December 31, 2011 from $20.7 million for the three months ended December 31, 2010. Interest expense decreased as a result of the repurchase, in December 2010, of $186.6 million of our senior unsecured notes and senior subordinated unsecured term loans with the proceeds from our IPO and the refinancing in May 2011 of the then outstanding amounts due under the prior secured credit facility, senior unsecured notes and senior subordinated unsecured term loan with borrowings under a new senior secured credit facility at lower aggregate interest rates.

Loss on Extinguishment of Debt and Write-off of Deferred Financing Costs. During the three months ended December 31, 2010 we incurred a $25.2 million loss on extinguishment of debt and write-off of deferred financing costs, which was comprised primarily of $20.5 million in tender premiums paid on the debt repurchased and $4.0 million for the write-off of the related deferred financing costs. There were no comparable charges for the three months ended December 31, 2011.

Gain from a Bargain Purchase of a Business. During the three months ended December 31, 2010 we recognized a $173,000 gain on the Willtek bargain purchase, acquired in June 2010, related to the final working capital adjustment to the purchase price. There was no comparable item for the three months ended December 31, 2011.

Income Taxes. The income tax benefit was $177,000 for the three months ended December 31, 2011 on a pre-tax loss of $712,000. We recorded an income tax benefit for the three months ended December 31, 2010 of $40.0 million on a pre-tax loss of $51.4 million. The effective income tax rate for both periods differed from the amount computed by applying the U.S. Federal income tax rate to income before taxes primarily due to foreign, state and local income taxes, including U.S. income tax on certain foreign net income that we anticipate will be repatriated to the U.S.

Although the Company has a history of domestic pre-tax losses in recent years, these losses are largely driven by amortization expense recorded in the financial statements relating to the U.S. operations which are not deductible for U.S. income tax purposes.  The amount of non-deductible U.S. book amortization expense recorded in fiscal 2011 and 2010 was $54.3 million and $53.1 million respectively.  As a result of this significant non-deductible expense, the Company had U.S. taxable income for fiscal 2010, while having a pre-tax book loss.  During fiscal 2011, the Company incurred unusual charges of $18.1 million in connection with the termination of an advisory agreement and $59.4 million in connection the refinancing of its debt that resulted in a taxable loss for which a deferred tax asset was recorded for the net operating loss carryforwards.  These charges are not expected to recur and taxable income is expected in fiscal 2012 and future years.

We evaluate the recoverability of our deferred tax assets, including net operating loss carryforwards, by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies.  Based on the significant balance of deferred tax liabilities associated with our intangible assets that are scheduled to reverse over the next several years, we have not recorded a valuation allowance against the deferred tax asset generated in fiscal 2011 with respect to our U.S. net operating loss carryforwards.  Also, we expect that sufficient taxable income will be generated in the U.S., in fiscal 2012, to fully utilize the net operating loss carryforwards.

The income tax benefit for three months ended December 31, 2010 reflects various discrete items including a $1.2 million income tax benefit for the retroactive reinstatement of the U.S. R&D credit and a reduction of $5.7 million of deferred tax liabilities related to U.S. income taxes previously provided on unremitted foreign earnings. As a direct result of Aeroflex Holding’s IPO in November 2010 and related repurchase of a portion of Aeroflex’s debt, interest expense was expected to decrease in the future. Consequently, we had changed our intent as to the amount and method of repatriations of foreign earnings, which resulted in the reduction of deferred tax liabilities.

Absent the discrete items, the effective tax rates were 25% and 56% for the three months ended December 31, 2011 and 2010, respectively. The current year’s provision was a combination of projected annual U.S. tax expense on domestic earnings and foreign tax benefit on foreign earnings after consideration of a foreign research credit. The prior year’s provision was a combination of projected annual U.S. tax benefits on domestic losses and foreign tax expense on foreign earnings. The resulting projected net consolidated income tax rate was applied against year-to-date pre-tax income to arrive at the year-to-date provision before adjustment for discrete items.

In the three months ended December 31, 2011 and 2010, we paid income taxes of $2.8 million and $6.5 million, and received refunds of $85,000 and $3.1 million, respectively, related to federal, state and foreign income taxes.

Net Income (Loss). Net income (loss) was $(535,000) for the three months ended December 31, 2011 and $(11.4) million for the three months ended December 31, 2010.

Six Months Ended December 31, 2011 Compared to Six Months Ended December 31, 2010

Net Sales. Net sales decreased $11.5 million, or 3%, to $326.0 million for the six months ended December 31, 2011 from $337.5 million for the six months ended December 31, 2010 primarily due to a decline in the ATS segment.

Net Sales

Six Months,		% of		% of
Ended		Consolidated		Consolidated
December 31,	AMS	Net Sales	ATS	Net Sales	Total
(In thousands, except percentages)

2011	$166,397	51.0%	$159,625	49.0%	$326,022
2010	$166,530	49.3%	$170,980	50.7%	$337,510

Net sales in the AMS segment were $166.4 million for the six months ended December 31, 2011 and $166.5 million for the six months ended December 31, 2010. Significant sales changes included a $2.9 million volume driven reduction in sales of RF and microwave components, of which $1.6 million relates to a reduction in sales in Asia due to capital equipment freezes in the telecom market. The decrease was offset by volume driven increases, the more significant of which were $1.5 million in sales of HiRel microelectronics/semiconductors and $870,000 in sales of motion control products.

Net sales in the ATS segment decreased $11.4 million, or 7%, to $159.6 million for the six months ended December 31, 2011 from $171.0 million for the six months ended December 31, 2010. The decrease was attributable to a $12.4 million reduction in sales of wireless test equipment and a $9.7 million reduction in sales of general purpose test equipment both primarily due to capital equipment freezes put in place by our customers in the latter part of calendar year 2011 and, to a lesser extent, lower pricing. In addition, there was a $4.9 million reduction in sales of synthetic test equipment. The decreases are partially offset by a volume driven increase of $12.8 million in sales of military radio and private mobile radio test equipment and a $2.9 million increase in sales of avionic products. The increase in sales of radio test sets primarily relates to an individual shipment of $11.4 million to the U.S. Military, related to our GRMATS product.

Gross Profit. On a consolidated basis, gross profit was $164.2 million, or 50.4% of net sales, for the six months ended December 31, 2011 and $174.7 million, or 51.8% of net sales, for the six months ended December 31, 2010. The decrease in gross profit was the result of decreased sales and lower gross margins in the ATS segment.

Gross Profit

Six Months,		% of		% of		% of
Ended		Net		Net		Net
December 31,	AMS	Sales	ATS	Sales	Total	Sales
(In thousands, except percentages)

2011	$83,302	50.1%	$80,908	50.7%	$164,210	50.4%
2010	$83,415	50.1%	$91,251	53.4%	$174,666	51.8%

Gross margins in the ATS segment were 50.7% for the six months ended December 31, 2011 and 53.4% for the six months ended December 31, 2010. Gross profit decreased $10.3 million for the six months ended December 31, 2011 as compared to the six months ended December 31, 2010. The decreases in gross margin and gross profit were caused primarily by the reduction in wireless sales, which tend to carry margins much greater than the ATS segment average, and the increased radio test set sales, as the GRMATS products carry margins below the ATS segment average.

Selling, General and Administrative Costs. On a consolidated basis, SG&A costs increased $1.0 million, or 1%, to $76.0 million for the six months ended December 31, 2011. Our cost containment efforts, including a general hiring freeze and a suspension of the company match to our 401(k) retirement plan, have been successful in controlling SG&A costs. As a percentage of sales, SG&A costs increased from 22.3% to 23.3% from the six months ended December 31, 2010 to the six months ended December 31, 2011, due mainly to the $11.5 million reduction in sales.

Selling, General and Administrative Costs

Six Months,		% of		% of			% of
Ended		Net		Net			Net
December 31,	AMS	Sales	ATS	Sales	Corporate	Total	Sales
(In thousands, except percentages)

2011	$26,653	16.0%	$40,068	25.1%	$9,258	$75,979	23.3%
2010	$25,980	15.6%	$40,302	23.6%	$8,687	$74,969	22.3%

Research and Development Costs. On a consolidated basis, research and development costs increased $2.9 million, or 7%, to $46.7 million for the six months ended December 31, 2011. As a percentage of sales, research and development costs increased from 13.0% to 14.3% from the six months ended December 31, 2010 to the six months ended December 31, 2011, as we have decided to continue investing in the future despite the $11.5 million reduction in sales.

Research and Development Costs

Six Months,		% of		% of		% of
Ended		Net		Net		Net
December 31,	AMS	Sales	ATS	Sales	Total	Sales
(In thousands, except percentages)

2011	$18,091	10.9%	$28,604	17.9%	$46,695	14.3%
2010	$16,299	9.8%	$27,515	16.1%	$43,814	13.0%

AMS segment self-funded research and development costs increased $1.8 million, or 11%, to $18.1 million for the six months ended December 31, 2011 primarily due to increases of $1.1 million in mixed-signal/digital ASICs for mixed-signal and SPO memory products, combined with an increase of $714,000 in the development of RF and microwave components.

ATS segment self-funded research and development costs increased $1.1 million, or 4%, to $28.6 million for the six months ended December 31, 2011 primarily attributable to next generation wireless test equipment.

Termination of Sponsor Advisory Agreement. In connection with the IPO, we paid a $16.9 million fee to affiliates of the Sponsors on November 24, 2010 to terminate the advisory agreement with them and eliminate all future payments to the Sponsors under that agreement which, including the related write-off of prepaid advisory fees, resulted in an $18.1 million expense in the six months ended December 31, 2010. There was no similar charge recorded for the six months ended December 31, 2011.

Restructuring Charges. On a consolidated basis, restructuring charges were $1.4 million for the six months ended December 31, 2011 compared to $8.1 million for the six months ended December 31, 2010.

The AMS segment incurred total restructuring costs of $611,000 for the six months ended December 31, 2011. In comparison, in the six months ended December 31, 2010, the AMS segment incurred total restructuring costs of $6.1 million. In both periods, the costs related primarily to the consolidation of our components operations by relocating a portion of our Whippany, New Jersey facility’s production to our Ann Arbor, Michigan facility and a portion to our Eatontown, New Jersey facility.

The ATS segment incurred restructuring costs of $740,000 for the six months ended December 31, 2011. In comparison, for the six months ended December 31, 2010, the ATS segment incurred restructuring costs of $2.0 million. In both periods, the costs related primarily to consolidation and reorganization efforts in our European operations.

Interest Expense. Interest expense decreased $24.8 million to $17.1 million for the six months ended December 31, 2011 from $42.0 million for the six months ended December 31, 2010. Interest expense decreased as a result of the repurchase, in December 2010, of $186.6 million of our senior unsecured notes and senior subordinated unsecured term loans with the proceeds from our IPO and the refinancing in May 2011 of the then outstanding amounts due under the prior secured credit facility, senior unsecured notes and senior subordinated unsecured term loan with borrowings under a new senior secured credit facility at lower aggregate interest rates.

Loss on Extinguishment of Debt and Write-off of Deferred Financing Costs. During the six months ended December 31, 2010 we incurred a $25.2 million loss on extinguishment of debt and write-off of deferred financing costs, which was comprised primarily of $20.5 million in tender premiums paid on the debt repurchased and $4.0 million for the write-off of the related deferred financing costs. There were no comparable charges for the six months ended December 31, 2011.

Gain from a Bargain Purchase of a Business. During the six months ended December 31, 2010 we recognized a $173,000 gain on the Willtek bargain purchase, acquired in June 2010, related to the final working capital adjustment to the purchase price. There was no comparable item for the six months ended December 31, 2011.

Other income (expense) of $(693,000) for the six months ended December 31, 2011 consisted of $(323,000) of foreign currency transaction losses and $(370,000) of miscellaneous expense, net. Other income (expense) of $(407,000) for the six months ended December 31, 2010 consisted of a $(688,000) other than temporary impairment recorded on our auction rate securities and $(305,000) of foreign currency transactions losses offset by $586,000 of interest income and miscellaneous income, net.

Income Taxes. The income tax benefit was $3.5 million for the six months ended December 31, 2011 on a pre-tax loss of $9.0 million. We recorded an income tax benefit for the six months ended December 31, 2010 of $52.3 million on a pre-tax loss of $69.5 million. The effective income tax rate for both periods differed from the amount computed by applying the U.S. Federal income tax rate to income before taxes primarily due to foreign, state and local income taxes, including U.S. income tax on certain foreign net income that we anticipate will be repatriated to the U.S.

Although the Company has a history of domestic pre-tax losses in recent years, these losses are largely driven by amortization expense recorded in the financial statements relating to the U.S. operations which are not deductible for U.S. income tax purposes.  The amount of non-deductible U.S. book amortization expense recorded in fiscal 2011 and 2010 was $54.3 million and $53.1 million respectively.  As a result of this significant non-deductible expense, the Company had U.S. taxable income for fiscal 2010, while having a pre-tax book loss.  During fiscal 2011, the Company incurred unusual charges of $18.1 million in connection with the termination of an advisory agreement and $59.4 million in connection the refinancing of its debt that resulted in a taxable loss for which a deferred tax asset was recorded for the net operating loss carryforwards.  These charges are not expected to recur and taxable income is expected in fiscal 2012 and future years.

We evaluate the recoverability of our deferred tax assets, including net operating loss carryforwards, by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies.  Based on the significant balance of deferred tax liabilities associated with our intangible assets that are scheduled to reverse over the next several years, we have not recorded a valuation allowance against the deferred tax asset generated in fiscal 2011 with respect to our U.S. net operating loss carryforwards.  Also, we expect that sufficient taxable income will be generated in the U.S., in fiscal 2012, to fully utilize the net operating loss carryforwards.

The income tax benefit for the six months ended December 31, 2011 reflects a discrete benefit of $700,000 relating to a reduction in the statutory income tax rate in the United Kingdom. The income tax benefit for six months ended December 31, 2010, reflects various discrete items including a $1.2 million income tax benefit for the retroactive reinstatement of the U.S. R&D credit and a reduction of $5.7 million of deferred tax liabilities related to U.S. income taxes previously provided on unremitted foreign earnings. As a direct result of Aeroflex Holding’s IPO in November 2010 and related repurchase of a portion of Aeroflex’s debt, interest expense was expected to decrease in the future. Consequently, we had changed our intent as to the amount and method of repatriations of foreign earnings, which resulted in the reduction of deferred tax liabilities.

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

Absent the discrete items, the effective tax rates were 31% and 59% for the six months ended December 31, 2011 and 2010, respectively. The current year’s provision was a combination of projected annual U.S. tax expense on domestic earnings and foreign tax benefit on foreign earnings after consideration of a foreign research credit. The prior year’s provision was a combination of projected annual U.S. tax benefits on domestic losses and foreign tax expense on foreign earnings. The resulting projected net consolidated income tax rate was applied against year-to-date pre-tax income to arrive at the year-to-date provision before adjustment for discrete items.

In the six months ended December 31, 2011 and 2010, we paid income taxes of $6.3 million and $10.2 million and received refunds of $180,000 and $3.1 million, respectively, related to federal, state and foreign income taxes.

Net Income (Loss). Net income (loss) was $(5.6) million for the six months ended December 31, 2011 and $(17.2) million for the six months ended December 31, 2010.

Liquidity and Capital Resources

As of December 31, 2011, we had $64.4 million of cash and cash equivalents, $349.0 million in working capital and our current ratio was 4.05 to 1, versus $324.3 million and 3.05 to 1, respectively, at June 30, 2011.

Our principal liquidity requirements are to service our debt and interest and meet our working capital and capital expenditure needs. As of December 31, 2011, we had $721.8 million of debt outstanding (of which $714.1 million was long-term), including $721.4 million under the senior secured term loan. Additionally, at December 31, 2011, we were able to borrow $75.0 million under the revolving portion of our senior secured credit facility.

The following is a summary of required principal repayments of our debt for the next five years and thereafter as of December 31, 2011:

Twelve Months Ended December 31,	(In thousands)
2012	$7,635
2013	7,250
2014	7,250
2015	7,250
2016	7,250
Thereafter	685,125
Total	$721,760

Subsequent to December 31, 2011, we had accumulated cash in excess of our forecasted operating needs. Consistent with our objective to repay the outstanding term loan balance and reduce our ongoing interest expense, on February 6, 2012, we voluntarily prepaid $30 million of our term loan, reducing the outstanding balance of total debt to $691.8 million.

As of December 31, 2011, we were in compliance with all of the covenants contained in our debt agreement. Certain loan covenants are based on Adjusted EBITDA. Adjusted EBITDA is defined as EBITDA (net income (loss), before interest expense, income taxes, depreciation and amortization) adjusted to add back or subtract certain non-cash, non-recurring and other items, as required by various provisions in our debt agreement. Our use of the term Adjusted EBITDA may vary from others in our industry. EBITDA and Adjusted EBITDA are not measures of operating income (loss), performance or liquidity under U.S. GAAP and are subject to important limitations. A reconciliation of net income (loss), which is a U.S. GAAP measure of our operating results, to Adjusted EBITDA, as defined in our debt agreement, is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(In thousands)

Net income (loss)	$(535)	$(11,403)	$(5,577)	$(17,220)
Interest expense	8,560	20,713	17,134	41,951
Provision (benefit) for income taxes	(177)	(40,044)	(3,466)	(52,291)
Depreciation and amortization	20,830	20,648	41,804	41,534
EBITDA	28,678	(10,086)	49,895	13,974

Non-cash purchase accounting adjustments	—	391	—	1,046
Merger related expenses	—	507	—	1,222
Restructuring costs and related pro forma savings (a)	1,079	8,211	2,124	11,449
Share-based compensation	1,130	513	1,730	1,026
Termination of Sponsor Advisory Agreement	—	18,133	—	18,133
Loss on extinguishment of debt and write-off of deferred financing costs	—	25,178	—	25,178
Gain from a bargain purchase of a business	—	(173)	—	(173)
Other defined items (b)	1,498	1,820	2,390	2,685
Adjusted EBITDA (c)	$32,385	$44,494	$56,139	$74,540

(a)	Primarily reflects costs associated with the reorganization of our European operations and consolidation of certain of our U.S. components facilities. Pro forma savings reflect the costs that we estimate would have been eliminated during the fiscal year in which a restructuring occurred had the restructuring occurred as of the first day of that fiscal year.

(b)	Reflects other adjustments required in calculating our debt covenant compliance. These other defined items include legal fees related to litigation, business acquisition costs and pro forma EBITDA for periods prior to the acquisition dates for companies acquired during the respective fiscal year.

(c)	Pro forma savings of $164,000 and $773,000 were applicable to the three and six months ended December 31, 2011, respectively, and relate to restructuring activities recorded throughout fiscal 2012. The portion of pro forma savings that was applicable to the three months ended September 30, 2011 ($609,000) was not reflected in our Adjusted EBITDA as reported in our September 30, 2011 report on Form 10-Q. Pro forma savings of $1.9 million and $3.4 million were applicable to the three and six months ended December 31, 2010, respectively, and relate to restructuring activities recorded throughout fiscal 2011. The impact of these savings, when combined with other adjustments of $255,000 and $451,000 for the three and six months ended December 31, 2010, respectively, totaled $2.2 million and $3.8 million for the three and six months ended December 31, 2010, respectively, and were not reflected in our Adjusted EBITDA as reported in our September 30, 2010 and December 31, 2010 reports on Form 10-Q.

Financial covenants in our senior secured credit facility include a maximum leverage ratio of total debt (less up to $15.0 million of unrestricted cash) to Adjusted EBITDA, as defined in our senior secured credit facility. The maximum leverage ratio permitted for the twelve months ended December 31, 2011 was 4.80 whereas our actual leverage ratio was 4.28. The maximum leverage ratio permitted periodically decreases as follows:

Effective as of	Maximum
the Twelve Months	Permitted
Ending	Leverage Ratio

March 31, 2012	4.75
September 30, 2012	4.50
December 31, 2012	4.25
June 30, 2013	4.00
September 30, 2013	3.75
September 30, 2014	3.50

Based on the mid-point of the range of our current forecasts of earnings for fiscal 2012, and considering the $30 million previously mentioned term loan paydown and no further debt payments for the balance of fiscal 2012, we anticipate the leverage ratio to be approximately 4.60 at March 31, 2012 and 4.48 at June 30, 2012.

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

Cash Flows

For the six months ended December 31, 2011, our cash flow provided by operations was $18.4 million. Our investing activities used cash of $14.5 million, primarily for capital expenditures of $9.5 million and earn-out payments of $5.1 million related to a prior year acquisition. Our financing activities used cash of $4.7 million, primarily for debt repayments of $3.6 million and for the payment of contingent consideration related to a business acquisition of $948,000.

For the six months ended December 31, 2010, our cash flow used by operations was $11.1 million, which included cash used to increase inventory by $24.2 million in support of higher sales, to address longer lead times from suppliers and to reduce product delivery times to customers. Our investing activities used cash of $32.1 million, for payments for the purchase of businesses of $23.6 million and for capital expenditures of $11.2 million, partially offset by proceeds from the sale of marketable securities of $2.0 million combined with the sale of property, plant and equipment of $741,000. Our financing activities provided cash of $11.6 million - $244.1 million from the IPO of our common stock, partially offset by the repurchase of senior unsecured notes and senior subordinated unsecured term loans, including premiums and fees of $207.7 million, debt repayments of $21.5 million and debt financing costs of $3.3 million.

Capital Expenditures

Capital expenditures were $9.5 million and $11.2 million for the six months ended December 31, 2011 and 2010, respectively. Our capital expenditures consist primarily of equipment replacements.

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

Critical Accounting Policies and Estimates

Information regarding our critical accounting policies and estimates appears within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our fiscal 2011 Form 10-K. During the six month period ended December 31, 2011, there were no significant changes to any critical accounting policies or to the related estimates and judgments involved in applying those policies.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. This new guidance will become effective for us on January 1, 2012 and is to be applied prospectively. Other than requiring additional disclosures, we do not anticipate a material impact on our financial statements upon adoption.

In June 2011, the FASB issued authoritative guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance also requires entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. In December 2011, the FASB issued guidance which indefinitely defers the guidance related to the presentation of reclassification adjustments. This new guidance will become effective for us beginning with the first quarter of fiscal 2013 and is to be applied retrospectively. We have not yet determined which presentation method we will adopt.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We are subject to interest rate risk in connection with borrowings under our senior secured credit facility. We currently do not have interest rate swap agreements hedging this debt. As of December 31, 2011, there is $721.4 million outstanding at adjusted LIBOR plus 3.0% under the term loan portion of the senior secured credit facility, all of which is subject to variable interest rates. The adjusted LIBOR, as defined in the senior secured credit facility, has a floor of 1.25% on the term loan. An increase of 1% in interest rates would result in a 0.33% increase, due to the 1.25% floor, or a $2.4 million increase in our annual interest expense. Any 1% increase in interest rates above the 1.25% floor would result in a $7.3 million increase in our annual interest expense. A 1% change in interest rates would result in a $763,000 change in our annual interest expense on the revolving loan borrowings, assuming the entire $75.0 million was outstanding. Any debt we incur in the future may also bear interest at floating rates.

Foreign Currency Risk. Foreign currency contracts are used to protect us from exchange rate fluctuation from the time customers are invoiced in local currency until such currency is exchanged for U.S. dollars. We periodically enter into foreign currency contracts, which are not designated as hedges, and the change in the fair value is included in income currently within other income (expense). As of December 31, 2011, we had $32.5 million of notional value foreign currency forward contracts maturing through January 31, 2012. Notional amounts do not quantify risk or represent assets or liabilities, but are used in the calculation of cash settlements under the contracts. The fair value of these contracts at December 31, 2011 was a liability of $217,000. If foreign currency exchange rates (primarily the British pound and the Euro) change by 10% from the levels at December 31, 2011, the effect on our comprehensive income would be approximately $17.2 million.

Inflation Risk. Inflation has not had a material impact on our results of operations or financial condition during the preceding three years.

ITEM 4. CONTROLS AND PROCEDURES

Our disclosure controls and procedures under the Securities Exchange Act of 1934, as amended, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. Our Principal Executive Officer and our Principal Financial Officer, with the assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2011 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AEROFLEX HOLDING CORP.

By:	/s/ John Adamovich, Jr.
John Adamovich, Jr Senior Vice President and Chief Financial Officer (Principal Financial Officer)

 February 9, 2012

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.1	Certification pursuant to Rules 13a-14(a)/15d-14a as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Chief Executive Officer)

31.2	Certification pursuant to Rules 13a-14(a)/15d-14a as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Chief Financial Officer)

31.3	Certification pursuant to Rules 13a-14(a)/15d-14a as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Principal Accounting Officer)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Chief Financial Officer)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

