Form 10-Q
period 2012-03-31
AEROFLEX HOLDING CORP.
filed 2012-05-10
CIK 1487990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

May 10, 2012	84,845,687
(Date)	(Number of Shares)

AEROFLEX HOLDING CORP.

AND SUBSIDIARIES

INDEX

		PAGE
	PART I: FINANCIAL INFORMATION

Item 1	UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31, 2012 and June 30, 2011	2

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended March 31, 2012 and 2011	3
	Nine Months Ended March 31, 2012 and 2011	4

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended March 31, 2012 and 2011	5

	NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	6 – 20

Item 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
	Three and Nine Months Ended March 31, 2012 and 2011	21 – 35

Item 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	36

Item 4	CONTROLS AND PROCEDURES	37

	PART II: OTHER INFORMATION

Item 1	LEGAL PROCEEDINGS	38

Item 1A	RISK FACTORS	38

Item 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	38

Item 3	DEFAULTS UPON SENIOR SECURITIES	38

Item 4	[REMOVED AND RESERVED]	38

Item 5	OTHER INFORMATION	38

Item 6	EXHIBITS	39

SIGNATURE		40

EXHIBIT INDEX		41

CERTIFICATIONS

Aeroflex Holding Corp. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31,	June 30,
	2012	2011

Assets
Current assets:
Cash and cash equivalents	$31,770	$66,278
Accounts receivable, less allowance for doubtful accounts of $993 and $1,210	128,839	168,141
Inventories	179,128	186,370
Deferred income taxes	38,481	51,855
Prepaid expenses and other current assets	12,878	10,044
Total current assets	391,096	482,688

Property, plant and equipment, net of accumulated depreciation of $97,774 and $82,581	101,197	105,162
Deferred financing costs, net	13,068	15,289
Other assets	36,098	29,000
Intangible assets with definite lives, net	136,110	183,614
Intangible assets with indefinite lives	111,660	114,730
Goodwill	407,910	465,443

Total assets	$1,197,139	$1,395,926

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$385	$7,635
Accounts payable	28,379	48,737
Advance payments by customers and deferred revenue	23,648	25,859
Income taxes payable	1,071	8,371
Accrued payroll expenses	18,024	22,063
Accrued expenses and other current liabilities	37,469	45,772
Total current liabilities	108,976	158,437

Long-term debt	656,375	717,750
Deferred income taxes	92,589	117,150
Other long-term liabilities	25,827	19,065
Total liabilities	883,767	1,012,402

Stockholders' equity:
Preferred stock, par value $.01 per share; 50,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $.01 per share; 300,000,000 shares authorized; 84,839,568 and 84,789,180 shares issued and outstanding	848	848
Additional paid-in capital	647,137	644,262
Accumulated other comprehensive income (loss)	(34,725)	(32,536)
Accumulated deficit	(299,888)	(229,050)
Total stockholders' equity	313,372	383,524

Total liabilities and stockholders' equity	$1,197,139	$1,395,926

See notes to unaudited condensed consolidated financial statements.

Aeroflex Holding Corp. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended March 31,
	2012	2011

Net sales	$162,262	$193,219
Cost of sales	83,089	86,861
Gross profit	79,173	106,358

Operating expenses:
Selling, general and administrative costs	38,618	38,265
Research and development costs	22,245	24,663
Amortization of acquired intangibles	15,642	15,900
Restructuring charges	4,031	2,698
Impairment of goodwill and other intangibles	59,700	-
Total operating expenses	140,236	81,526
Operating income (loss)	(61,063)	24,832

Other income (expense):
Interest expense	(8,252)	(13,852)
Loss on extinguishment of debt and write-off of deferred financing costs	(864)	-
Other income (expense), net	(251)	(119)
Total other income (expense), net	(9,367)	(13,971)

Income (loss) before income taxes	(70,430)	10,861
Provision (benefit) for income taxes	(5,169)	6,734
Net income (loss)	$(65,261)	$4,127

Net income (loss) per common share:
Basic	$(0.77)	$0.05
Diluted	$(0.77)	$0.05

Weighted average number of common shares outstanding:
Basic	84,824	84,789
Diluted	84,824	84,789

See notes to unaudited condensed consolidated financial statements.

Aeroflex Holding Corp. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Nine Months Ended March 31,
	2012	2011

Net sales	$488,284	$530,729
Cost of sales	244,901	249,705
Gross profit	243,383	281,024

Operating expenses:
Selling, general and administrative costs	114,597	113,234
Research and development costs	68,940	68,477
Amortization of acquired intangibles	47,043	47,706
Termination of Sponsor Advisory Agreement	-	18,133
Restructuring charges	5,382	10,790
Impairment of goodwill and other intangibles	59,700	-
Total operating expenses	295,662	258,340
Operating income (loss)	(52,279)	22,684

Other income (expense):
Interest expense	(25,386)	(55,803)
Loss on extinguishment of debt and write-off of deferred financing costs	(864)	(25,178)
Gain from a bargain purchase of a business	-	173
Other income (expense), net	(944)	(526)
Total other income (expense), net	(27,194)	(81,334)

Income (loss) before income taxes	(79,473)	(58,650)
Provision (benefit) for income taxes	(8,635)	(45,557)
Net income (loss)	$(70,838)	$(13,093)

Net income (loss) per common share:
Basic	$(0.84)	$(0.18)
Diluted	$(0.84)	$(0.18)

Weighted average number of common shares outstanding:
Basic	84,806	74,608
Diluted	84,806	74,608

See notes to unaudited condensed consolidated financial statements.

Aeroflex Holding Corp. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended March 31,
	2012	2011

Cash flows from operating activities:
Net income (loss)	$(70,838)	$(13,093)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	62,863	62,426
Impairment of goodwill and other intangibles	59,700	-
Loss on extinguishment of debt and write-off of deferred financing costs	864	25,178
Deferred income taxes	(11,133)	(52,317)
Share-based compensation	2,649	1,655
Non - cash restructuring charges	1,015	4,860
Amortization of deferred financing costs	1,515	3,976
Paid in kind interest	-	2,434
Other, net	2,063	1,321
Change in operating assets and liabilities, net of effects from purchases of businesses:
Decrease (increase) in accounts receivable	38,182	(10,890)
Decrease (increase) in inventories	5,563	(39,936)
Decrease (increase) in prepaid expenses and other assets	(7,710)	(8,142)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(29,727)	4,430

Net cash provided by (used in) operating activities	55,006	(18,098)

Cash flows from investing activities:
Payments for purchase of businesses, net of cash acquired	(5,106)	(23,593)
Capital expenditures	(15,030)	(17,132)
Proceeds from sale of marketable securities	-	10,357
Proceeds from the sale of property, plant and equipment	239	819

Net cash provided by (used in) investing activities	(19,897)	(29,549)

Cash flows from financing activities:
Net proceeds from issuance of common stock	-	244,021
Repurchase of senior unsecured notes and senior subordinated unsecured term loans, including premiums and fees	-	(207,690)
Payment of contingent consideration related to business acquisition	(948)	-
Debt repayments	(68,625)	(21,458)
Deferred financing costs	(158)	(3,332)

Net cash provided by (used in) financing activities	(69,731)	11,541

Effect of exchange rate changes on cash and cash equivalents	114	2,595

Net increase (decrease) in cash and cash equivalents	(34,508)	(33,511)
Cash and cash equivalents at beginning of period	66,278	100,663
Cash and cash equivalents at end of period	$31,770	$67,152

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial information of Aeroflex Holding Corp. and subsidiaries (“we”, “our”, “us”, or the “Company”) has been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”), and reflects all adjustments, consisting only of normal recurring adjustments, which in management’s opinion are necessary to state fairly the Company’s financial position as of March 31, 2012, its results of operations for the three and nine month periods ended March 31, 2012 and 2011 and its cash flows for the nine month periods ended March 31, 2012 and 2011. The June 30, 2011 balance sheet information has been derived from audited financial statements, but does not include all information or disclosures required by U.S. GAAP.

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

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended June 30, 2011 (“the fiscal year 2011 Form 10-K”).

Unless the context requires otherwise, (i) “Sponsors” refers collectively to affiliates of or funds managed by The Veritas Capital Fund III, L.P., Golden Gate Private Equity, Inc., and GS Direct, L.L.C., which indirectly control the Company and (ii) “fiscal year” refers to the twelve months ended June 30 of the applicable year. For example, “fiscal year 2011” refers to the twelve months ended June 30, 2011.

Results of operations for interim periods are not necessarily indicative of results to be expected for the full fiscal year or any future periods.

2.	Recently Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The adoption on January 1, 2012 of this new guidance did not have an impact on our consolidated financial statements.

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

Radiation Assured Devices

On June 30, 2010, we acquired 100% of the stock of Radiation Assured Devices, Inc., or RAD, for $13.0 million in cash, which is net of cash acquired and a closing date deficiency in adjusted net assets, and recorded a $7.1 million liability for the fair value of contingent consideration over a five year period ending June 30, 2015. In October 2011, we paid $1.4 million of contingent consideration. In the statement of cash flows, $948,000 of the $1.4 million payment was classified as a financing activity, and the balance was classified as an operating activity in accordance with Accounting Standards Codification Topic 230. After considering interest accretion, we have $1.9 million reflected in accrued expenses and other current liabilities and $6.9 million reflected in other long-term liabilities as of March 31, 2012.

Advanced Control Components

On August 31, 2010, we acquired 100% of the stock of Advanced Control Components, Inc., or ACC, for $18.6 million in cash, which is net of working capital adjustments.  The results of operations of ACC were included in our accompanying consolidated financial statements commencing with the date it was acquired.

Goodwill and Other Intangible Assets with Indefinite Lives

We assess goodwill and other intangible assets with indefinite lives at least annually for impairment in the fourth quarter of our fiscal year, or more frequently if certain events or circumstances indicate an impairment may have occurred. We test goodwill and other intangible assets with indefinite lives for impairment at the reporting unit level, which is one level below our operating segments. Based on a reduced forecast of earnings for the fourth quarter fiscal 2012 and beyond in one of our reporting units, the Radio Frequency MicroWave, or RFMW group, we tested this reporting unit for impairment in the third quarter of fiscal year 2012.

As of March 31, 2012, the RFMW group had goodwill of $66.2 million and an enterprise carrying value of $158.1 million, before impairment. We determined that there was an impairment by comparing the fair value of the reporting unit with its enterprise carrying value. Based on our analysis, considering observed conditions during our third quarter of fiscal 2012, the future discounted estimated cash flows of this group indicated a fair value of approximately $106.0 million at March 31, 2012 and that the goodwill had been impaired.

We then proceeded to the prescribed step 2 of the impairment process and calculated the amount of the write-down of goodwill by comparing the implied fair value of the reporting unit’s goodwill (the excess of the fair value of the reporting unit over the fair value of its net identifiable assets) with the carrying amount of that goodwill. We recorded this difference of $56.7 million as a preliminary non-cash goodwill impairment charge. Due to the complexity of the analysis which involves completion of fair value analyses and the resolution of certain significant assumptions, we will finalize this goodwill impairment charge in the fourth quarter of fiscal 2012.

In determining the fair value above, a discount rate of 17% was applied to the expected cash flow and a long-term growth rate of 5% was used to determine the residual value. As part of the analysis we also estimated the fair value of the RFMW group tradenames. In determining the fair value of the tradenames we used the relief-from-royalty method and a 2% royalty rate discounted to a present value at 18% and a 5% long-term growth rate was used to determine the residual value. The carrying value of the tradenames was higher than the fair value determined. Therefore we recorded an additional non-cash impairment of $3.0 million. The discounted cash flow model and the relief-from-royalty method are Level 3 fair value measurements consisting of inputs unobservable in the market and significant to the fair value calculation.

As of March 31, 2012, there were no indicators of any goodwill impairment for the Company’s five other reporting units. In connection with our annual assessment of goodwill during the fourth quarter of fiscal 2012, we will be updating our key assumptions including future forecasts of revenue and income for each of our six reporting units.

The carrying amount of goodwill, by segment, was as follows:

	Microelectronic	Test
	Solutions	Solutions	Total
	(In thousands)

Balance at June 30, 2011	$304,481	$160,962	$465,443
Impairment of goodwill	(56,700)	-	(56,700)
Impact of foreign currency translation	(749)	(84)	(833)
Balance at March 31, 2012	$247,032	$160,878	$407,910

4.	Restructuring Charges

The following table sets forth the charges and payments related to the restructuring liability, which is reflected in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets for the periods indicated:

	Balance				Balance
	June 30,				March 31,
	2011	Nine Months Ended March 31, 2012			2012
				Effect of
	Restructuring			Foreign	Restructuring
	Liability	Net Additions	Cash Payments	Currency	Liability
		(In thousands)

Work force reduction	$2,666	$3,679	$(3,297)	$(92)	$2,956

Facilities closures and other costs	497	1,703	(2,152)	18	66

Total	$3,163	$5,382	$(5,449)	$(74)	$3,022

Restructuring charges for the nine months ended March 31, 2012 consist of severance and facility closure costs in connection with continued consolidation activities related to certain manufacturing operations located in Europe and the U.S.

5.	Inventories

Inventories consisted of the following:

	March 31,	June 30,
	2012	2011
	(In thousands)

Raw materials	$90,256	$101,854
Work in process	56,950	60,290
Finished goods	31,922	24,226
	$179,128	$186,370

6.	Derivative Financial Instruments

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

The fair values of our derivative financial instruments included in the consolidated balance sheets as of March 31, 2012 and June 30, 2011 were as follows:

Asset (Liability) Derivatives
	March 31, 2012		June 30, 2011
	Balance Sheet		Balance Sheet
(In thousands)	Location	Fair Value(1)	Location	Fair Value(1)

Derivatives not designated as hedging instruments:

Foreign currency forward contracts	Prepaid expenses and other current assets	$305	Accrued expenses and other current liabilities	$(30)

(1)	The fair values of derivative assets and liabilities are determined based on observable market data and are considered level 2 in the fair value hierarchy.

The gains and losses related to our derivative financial instruments designated as hedging instruments for the three and nine months ended March 31, 2012 and 2011 were as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized on Derivatives in Other Comprehensive Income (Effective Portion)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(In thousands)

Interest rate swap contracts	$-	$-	$-	$(612)

Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)
	Three Months Ended		Nine Months Ended
	March 31		March 31
	2012	2011	2012	2011
	(In thousands)

Interest expense	$-	$(1,033)	$-	$(7,225)

The amounts of the gains and losses related to our derivative financial instruments not designated as hedging instruments for the three and nine months ended March 31, 2012 and 2011 were as follows:

Derivatives Not	Location of Gain or (Loss)	Amount of Gain or (Loss)
Designated as	Recognized in Earnings on	Recognized in Earnings on
Hedging Instruments	Derivative	Derivative
		Three Months Ended		Nine Months Ended
		March 31,		March 31,
		2012	2011	2012	2011
(In thousands)
Foreign currency forward contracts	Other income (expense)	$522	$(15)	$335	$296

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

Foreign Currency Contract Derivatives

Foreign currency contracts are used to protect us from fluctuations in exchange rates. Our foreign currency contracts are not designated as hedges and therefore the change in fair value is included in other income (expense) as it occurs. As of March 31, 2012, we had $34.2 million of notional value foreign currency forward contracts maturing through April 30, 2012. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts.

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

For the nine months ended March 31, 2012, we repaid $68.6 million of our term loan, including voluntary prepayments of $65.0 million, with cash on hand from operations. The voluntary prepayment resulted in the write-off of the related deferred financing costs of $864,000.

As of March 31, 2012, we were in compliance with all of the financial covenants contained in the senior secured credit facility. Pursuant to the credit agreement, the maximum permitted leverage ratio continues to periodically decrease. Based on the range of our current forecasts of earnings for fiscal 2012, and anticipated debt payments for the balance of fiscal 2012, we will be in compliance with the leverage ratio covenant at the higher end of the earnings range. In light of this, we have requested an amendment to the credit facility to ease the covenant maximum. There is no assurance that we will be able to successfully negotiate an amendment with our lending group nor are we able to currently estimate the final agreed upon covenants, terms (including an increase in the interest rate on borrowings) or cost of the amendment.

Interest paid was $23.8 million and $56.7 million for the nine months ended March 31, 2012 and 2011, respectively. Accrued interest of $4.2 million and $4.4 million was included in accrued expenses and other current liabilities at March 31, 2012 and June 30, 2011, respectively.

The fair value of our debt instruments was as follows:

	As of March 31, 2012
	(In thousands)
	Carrying Amount	Estimated Fair Value

Senior secured term loan	$656,375	$639,129
Other	385	385
Total debt	$656,760	$639,514

As of June 30, 2011, our total debt had a carrying value of $725.4 million and a fair value of $726.3 million.

The estimated fair values of each of our debt instruments were based on quoted prices and are considered Level 2 measurements. Fair value estimates related to our debt instruments are made at a specific point in time based on relevant market information. The estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

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

In fiscal 2012, the compensation committee awarded RSUs covering a total of 432,000 shares including 35,000 RSUs that were immediately vested on the date of grant. In connection with these vestings, we withheld and remitted $63,000 of payroll taxes. As of March 31, 2012, 4.0 million shares of our common stock were reserved and available for grants pursuant to the 2011 Plan.

RSUs generally vest in equal tranches over a service period of up to five years. We have elected to recognize compensation cost on a straight-line basis over the requisite service period for the entire award. Except as noted below, the estimated fair value of RSUs granted under the 2011 Plan was determined based on the fair value of our common stock on the date of grant. RSUs awarded to employees in certain foreign countries are to be settled in cash at their vesting date and were therefore recorded as liability-classified awards. Liability-classified awards are remeasured to fair value at each reporting date until settlement.

The weighted average grant date fair value of RSUs granted for the nine months ended March 31, 2012 was $8.84 per share. The total intrinsic value of RSUs vested during the nine months ended March 31, 2012 was $315,000.

As of March 31, 2012, the total unrecognized compensation cost related to RSUs was $3.2 million and the related weighted average period over which it is expected to be recognized was approximately 2.7 years.

Additional information with respect to our RSUs was as follows:

	Shares	Average Intrinsic Value	Weighted Average Contractual Life Remaining in Years
	(In thousands)	(In thousands)

Outstanding at June 30, 2011	-
Granted	432
Forfeited	(3)
Vested	(35)

Outstanding at March 31, 2012	394	$4,390	2.7

Expected to Vest at March 31, 2012	364	$4,057	2.7

Membership Interests

On August 15, 2007, certain members of our management were granted Class B membership interests and during the years ended June 30, 2011 and 2010 certain employees were granted Class B-1 membership interests, in a limited liability company (“parent LLC”) that owns 76.6% of our common stock as of March 31, 2012. The parent LLC is a holding company with no operations or employees of its own. The parent LLC has three classes of membership interests, Class A, Class B and Class B-1. Our non-management equity investors, or their affiliates, and certain of our employees that made equity investments in parent LLC are Class A members. Class B and Class B-1 members consist of certain of our employees. Pursuant to the terms of the limited liability company operating agreement (“LLC Agreement”) governing parent LLC, all class members will share in any distributions on a pro-rata basis based on their percentage of membership interests, to the extent funds are available, after the Class A members first receive a priority distribution, then the Class B members receive a priority distribution and finally the Class B-1 members receive a priority distribution (each distribution as separately defined in the LLC Agreement). The Class B and Class B-1 membership interests are non-transferable and vest ratably over five years, with any unvested interests reverting to the holders of Class A interests in the event they are forfeited or repurchased. The Class B and Class B-1 membership interests are equity classified awards and, therefore, the fair value of the Class B and Class B-1 membership interests at the grant date is being recorded as compensation expense on a straight-line basis over the respective vesting period. In addition, since the Class A employee members that made equity investments in parent LLC paid less than fair value for their Class A member interests, as only they are entitled to a $3.2 million special distribution, and there is no vesting associated with the special distribution, we recorded the present value of the discount from fair value of $1.4 million as compensation expense on August 15, 2007. The accretion of $99,000 and $86,000 for the three months ended March 31, 2012 and 2011 and of $288,000 and $249,000 for the nine months ended March 31, 2012 and 2011, respectively, was recorded as interest expense.

Compensation expense attributable to share based compensation (for both RSUs and membership interests) was $919,000 ($573,000 after tax) for the three months ended March 31, 2012 and $629,000 ($385,000 after tax) for the three months ended March 31, 2011. Compensation expense attributable to share based compensation was $2.6 million ($1.6 million after tax) for the nine months ended March 31, 2012 and $1.7 million ($1.0 million after tax) for the nine months ended March 31, 2011.

10.	Net Income (Loss) Per Common Share

Our consolidated statements of operations present basic and diluted net income (loss) per common share. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the dilutive effects of RSUs. The treasury stock method was used to determine the dilutive effect of potentially dilutive securities. Due to the net loss for both the three and nine months ended March 31, 2012, all 394,000 shares of common stock equivalents were excluded from diluted net income (loss) per common share because they were anti-dilutive. There were no potentially dilutive securities for the three and nine months ended March 31, 2011.

11.	Comprehensive Income

The components of comprehensive income (loss) were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(In thousands)

Net income (loss)	$(65,261)	$4,127	$(70,838)	$(13,093)
Increase (decrease) in fair value of interest rate swap contracts, net of tax provision (benefit) of $0, $401, $0 and $2,567	-	632	-	4,046
Valuation allowance against non-current marketable securities	-	-	-	1,276
Foreign currency translation adjustment, net of tax provision (benefit) of $348, $0, $(18) and $625	6,006	7,200	(2,189)	14,983
Total comprehensive income (loss)	$(59,255)	$11,959	$(73,027)	$7,212

Accumulated other comprehensive income (loss) was as follows:

	Minimum	Foreign
	Pension	Currency
	Liability	Translation
	Adjustment	Adjustment	Total
	(net of tax)	(net of tax)	(net of tax)
	(In thousands)

Balance, June 30, 2011	$(544)	$(31,992)	$(32,536)
Nine months' activity	-	(2,189)	(2,189)
Balance, March 31, 2012	$(544)	$(34,181)	$(34,725)

12.	Income Taxes

The income tax benefit was $5.2 million and the income tax provision was $6.7 million for the three months ended March 31, 2012 and 2011, respectively, on a pre-tax loss of $70.4 million and pre-tax income of $10.9 million, respectively. The income tax benefit was $8.6 million and $45.6 million for the nine months ended March 31, 2012 and 2011, respectively, on a pre-tax loss of $79.5 million and $58.7 million, respectively. The effective income tax rate for both periods differed from the amount computed by applying the U.S. federal income tax rate to income before taxes primarily due to foreign, state and local income taxes, including U.S. income tax on certain foreign net income that we anticipate will be repatriated to the U.S. and a goodwill and intangible impairment charge that was mostly non-deductible during the three and nine months ended March 31, 2012.

Although the Company has a history of domestic pre-tax losses in recent years, these losses are largely driven by amortization expense recorded in the financial statements relating to the U.S. operations which are not deductible for U.S. income tax purposes.  The amount of non-deductible U.S. book amortization expense recorded in fiscal 2011 and 2010 was $54.3 million and $53.1 million respectively.  As a result of this significant non-deductible expense, the Company had U.S. taxable income for fiscal 2010, while having a pre-tax book loss.  During fiscal 2011, the Company incurred unusual charges of $18.1 million in connection with the termination of an advisory agreement and $59.4 million in connection with the refinancing of its debt that resulted in a taxable loss for which a deferred tax asset was recorded for the net operating loss carryforwards.  These charges are not expected to recur and taxable income is expected in fiscal 2012 and future years.

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

The income tax benefit for the nine months ended March 31, 2012 reflects a net discrete benefit of $2.6 million of which $1.6 million relates to previously unanticipated tax benefits taken on our prior year tax returns in the United States and United Kingdom, a $606,000 tax benefit due to a change in reporting for the state of Colorado, a benefit of $700,000, recorded during the three months ended September 30, 2011, relating to a reduction in the statutory income tax rate in the United Kingdom partially offset by a prior year non-trade loss in the U.K. of $324,000 for which future utilization is uncertain. The income tax benefit for the nine months ended March 31, 2011, reflects various discrete items, including a $1.2 million income tax benefit for the retroactive reinstatement of the U.S. R&D credit and a reduction of $5.8 million of deferred tax liabilities related to U.S. income taxes previously provided on unremitted foreign earnings, both of which were recorded during the three months ended December 31, 2010. As a direct result of our IPO in November 2010 and related repurchase of a portion of our debt, interest expense was expected to decrease in the future. Consequently, we had changed our intent as to the amount and method of repatriations of foreign earnings, which resulted in the reduction of deferred tax liabilities.

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

Absent the discrete items, the effective tax rates were 5% and 62% for the three months ended March 31, 2012 and 2011 and 8% and 59% for the nine months ended March 31, 2012 and 2011, respectively. The current year’s provision was a combination of year to date U.S. tax benefit on domestic losses, which included a largely non-deductible goodwill and intangible impairment charge and foreign tax benefit on foreign losses, after consideration of a foreign research credit. The prior year’s provision was a combination of projected annual U.S. tax benefits on domestic losses and foreign tax expense on foreign earnings. The resulting projected net consolidated income tax rate was applied against year-to-date pre-tax income to arrive at the year-to-date provision before adjustment for discrete items.

In the nine months ended March 31, 2012 and 2011, we paid income taxes of $7.6 million and $14.3 million and received refunds of $184,000 and $3.1 million, respectively, related to federal, state and foreign income taxes.

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

In March 2005, we sold the net assets of our shock and vibration control device manufacturing business, which we refer to as VMC. Under the terms of the sale agreements, we retained certain liabilities relating to adverse environmental conditions that existed at the premises occupied by VMC as of the date of sale. We recorded a liability for the estimated remediation costs related to adverse environmental conditions that existed at the VMC premises when it was sold. The accrued environmental liability at March 31, 2012 was $1.5 million, of which $350,000 was expected to be paid within one year.

We are also involved in various other claims and legal actions that arise in the ordinary course of business. We do not believe that the ultimate resolution of any of these actions will have a material adverse effect on our business, results of operations, financial position, liquidity or capital resources.

14.	Business Segments

We are a global provider of radio frequency, or RF, and microwave integrated circuits, components and systems used in the design, development and maintenance of technically demanding, high-performance wireless communication systems. Our solutions include highly specialized microelectronic components and test and measurement equipment used by companies in the space, avionics, defense, commercial wireless communications, medical and other markets. Approximately 33% and 26% of our sales for the three months ended March 31, 2012 and 2011 and 35% and 29% for the nine months ended March 31, 2012 and 2011, respectively, were to agencies of the United States government or to prime defense contractors or subcontractors of the United States government. No customer constituted more than 10% of sales during any of the periods presented. Inter-segment sales were not material and have been eliminated from the tables below.

The majority of our operations are located in the United States. We also have operations in Europe and Asia, with our most significant non-U.S. operations in the U.K. Net sales from facilities located in the U.K. were $29.7 million and $47.5 million for the three months ended March 31, 2012 and 2011 and $98.6 million and $128.0 million for the nine months ended March 31, 2012 and 2011, respectively. Total assets of the U.K. operations were $184.1 million as of March 31, 2012 and $209.6 million as of June 30, 2011.

Net sales, based on the customers’ locations, attributed to the United States and other regions were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(In thousands)

United States of America	$102,341	$101,533	$296,917	$291,364
Europe and Middle East	34,383	40,623	98,673	105,281
Asia and Australia	22,298	44,726	79,026	117,841
Other regions	3,240	6,337	13,668	16,243
	$162,262	$193,219	$488,284	$530,729

The decreases in the sales to Asia in both the three and nine month periods were primarily due to reduced wireless test equipment sales.

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

Selected financial data by segment was as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(In thousands)
Net sales
- Microelectronic solutions ("AMS")	$91,288	$97,856	$257,685	$264,386
- Test solutions ("ATS")	70,974	95,363	230,599	266,343
Net sales	$162,262	$193,219	$488,284	$530,729

Segment adjusted operating income
- AMS	$22,925	$28,796	$61,615	$70,625
- ATS	(456)	18,996	11,768	43,024
- General corporate expense	(2,723)	(3,233)	(9,366)	(8,496)
Adjusted operating income	19,746	44,559	64,017	105,153

Amortization of acquired intangibles
- AMS	(9,013)	(9,220)	(27,059)	(27,676)
- ATS	(6,629)	(6,680)	(19,984)	(20,030)
Share-based compensation
- Corporate	(708)	(629)	(2,348)	(1,655)
- AMS	(134)	-	(190)	-
- ATS	(77)	-	(111)	-
Restructuring charges
- AMS	(177)	(797)	(788)	(6,928)
- ATS	(3,854)	(1,901)	(4,594)	(3,862)
Business acquisition costs - Corporate	-	-	(14)	(282)
Increase in fair value of acquisition contingent consideration liability - Corporate	(446)	(409)	(1,297)	(1,193)
Merger related expenses - Corporate	-	-	-	(1,222)
Termination of Sponsor Advisory Agreement - Corporate	-	-	-	(18,133)
Impairment of goodwill and other intangibles -AMS	(59,700)	-	(59,700)	-
Current period impact of acquisition related adjustments
- AMS	(38)	(38)	(113)	(731)
- ATS	22	2	67	(592)
- Corporate	(55)	(55)	(165)	(165)
Operating income (loss) (GAAP)	(61,063)	24,832	(52,279)	22,684

Interest expense	(8,252)	(13,852)	(25,386)	(55,803)
Loss on extinguishment of debt and write-off of deferred financing costs	(864)	-	(864)	(25,178)
Gain from a bargain purchase of a business	-	-	-	173
Other income (expense), net	(251)	(119)	(944)	(526)
Income (loss) before income taxes	$(70,430)	$10,861	$(79,473)	$(58,650)

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

Unless the context requires otherwise, (i) “we”, “our”, “us”, or the “Company” refer to Aeroflex Holding Corp. and subsidiaries, (ii) “Sponsors” refers collectively to affiliates of or funds managed by The Veritas Capital Fund III, L.P., Golden Gate Private Equity, Inc., and GS Direct, L.L.C., which indirectly control the Company, and (iii) “fiscal year” refers to the twelve months ended June 30 of the applicable year. For example, “fiscal year 2011” refers to the twelve months ended June 30, 2011.

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

Business Segments

Our business segments and major products included in each segment are as follows:

Microelectronic Solutions (“AMS”)

•	HiRel microelectronics/semiconductors
•	RF and microwave components
•	Mixed-signal/digital ASICs

•	Motion control products

Test Solutions (“ATS”)

•	Wireless test equipment
•	Military radio and Private Mobile Radio, or PMR, test equipment
•	Avionics test equipment
•	Synthetic test equipment
•	General purpose test equipment

Results of Operations

The following table sets forth our historical results of operations as a percentage of net sales for the periods indicated below:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	51.2	45.0	50.2	47.0
Gross profit	48.8	55.0	49.8	53.0

Operating expenses:
Selling, general and administrative costs	23.8	19.7	23.5	21.4
Research and development costs	13.7	12.8	14.1	12.9
Amortization of acquired intangibles	9.6	8.2	9.6	9.0
Termination of Sponsor Advisory Agreement	-	-	-	3.4
Restructuring charges	2.5	1.4	1.1	2.0
Impairment of goodwill and other intangibles	36.8	-	12.2	-
Total operating expenses	86.4	42.1	60.5	48.7

Operating income (loss)	(37.6)	12.9	(10.7)	4.3

Other income (expense):
Interest expense	(5.1)	(7.2)	(5.2)	(10.5)
Loss on extinguishment of debt and write-off of deferred financing costs	(0.5)	-	(0.2)	(4.7)
Gain from a bargain purchase of a business	-	-	-	-
Other income (expense), net	(0.2)	(0.1)	(0.2)	(0.1)

Income (loss) before income taxes	(43.4)	5.6	(16.3)	(11.0)
Provision (benefit) for income taxes	(3.2)	3.5	(1.8)	(8.6)

Net income (loss)	(40.2)%	2.1%	(14.5)%	(2.4)%

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Overview

Our consolidated sales for the three months ended March 31, 2012 were substantially less than we anticipated, due in large part to the marketplace difficulties encountered by ATS’ wireless test business. To a lesser extent, the changes in U.S. government-related purchasing patterns have also negatively impacted our business this quarter.

We continued to feel the impact of the economic crisis in Europe and conservative capital spending in Asia geographies where the majority of our wireless test customers are located. Additionally, the rollout of the next generation wireless protocol, 4G/LTE (Long Term Evolution), has been significantly slower than we initially anticipated. We have maintained our strong position in the infrastructure market, but the timing of the much larger growth opportunity in 4G/LTE handset manufacturing testing is still uncertain. We continue to invest in our technology and customer relationships and are well positioned in the wireless market in anticipation of the uptick in handset manufacturing. During the pause in this market, we have taken actions to combine certain operations and to right-size others, and will be taking additional measures to make our operations more efficient.

Net Sales. Net sales decreased $31.0 million, or 16%, to $162.3 million for the three months ended March 31, 2012 from $193.2 million for the three months ended March 31, 2011.

Net Sales
Three Months		% of		% of
Ended		Consolidated		Consolidated
March 31,	AMS	Net Sales	ATS	Net Sales	Total
(In thousands, except percentages)

2012	$91,288	56.3%	$70,974	43.7%	$162,262
2011	$97,856	50.6%	$95,363	49.4%	$193,219

Net sales in the AMS segment decreased $6.6 million, or 7%, to $91.3 million for the three months ended March 31, 2012 from $97.9 million for the three months ended March 31, 2011. The sales decrease was attributable to volume driven reductions in (i) sales of HiRel microelectronics/semiconductors primarily due to program delays, combined with government budgetary constraints on defense and space programs; and (ii) sales of RF and microwave components primarily due to a slowdown in the telecom/broadband market. This is offset by a $5.5 million volume driven increase in sales of mixed-signal/digital ASICs.

Net sales in the ATS segment decreased $24.4 million, or 26%, to $71.0 million for the three months ended March 31, 2012 from $95.4 million for the three months ended March 31, 2011. The sales decrease was attributable to (i) a $15.8 million reduction in sales of wireless products, primarily due to capital equipment freezes put in place by certain of our customers in the latter part of calendar year 2011 and, to a lesser extent, pricing pressure; and (ii) an $8.6 million volume driven reduction in sales of military radio and private mobile radio test equipment (“radio test sets”), primarily due to fulfillment of two large orders, totaling $14 million in the three months ended March 31, 2011 offset by approximately $5 million of shipments related to the Ground Radio Mobile Test System (“GRMATS”) in the three months ended March 31, 2012.

Gross Profit. Gross profit equals net sales less cost of sales. Cost of sales includes materials, direct labor, amortization of capitalized software development costs and overhead expenses such as engineering labor, fringe benefits, depreciation, allocable occupancy costs and manufacturing supplies.

On a consolidated basis, gross profit was $79.2 million, or 48.8% of net sales, for the three months ended March 31, 2012 compared to $106.4 million, or 55.0% of net sales, for the three months ended March 31, 2011. The decrease in gross margin resulted from product mix and pricing pressure in the ATS segment and product mix in the AMS segment.

Gross Profit
Three Months		% of		% of		% of
Ended		Net		Net		Net
March 31,	AMS	Sales	ATS	Sales	Total	Sales
(In thousands, except percentages)

2012	$46,363	50.8%	$32,810	46.2%	$79,173	48.8%
2011	$51,971	53.1%	$54,387	57.0%	$106,358	55.0%

Gross margins in the AMS segment were 50.8% for the three months ended March 31, 2012 and 53.1% for the three months ended March 31, 2011. Gross profit decreased $5.6 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The decrease in gross margin was caused primarily by a smaller percentage of sales of HiRel microelectronic/semiconductors which tend to carry margins greater than the AMS segment average.

Gross margins in the ATS segment were 46.2% for the three months ended March 31, 2012 and 57.0% for the three months ended March 31, 2011. Gross profit decreased $21.6 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The decrease in gross margin was caused primarily by the reduction in wireless sales and radio test sets, which tend to carry margins greater than the ATS segment average and, to a lesser extent, pricing pressure on certain products.

Selling, General and Administrative Costs. Selling, general and administrative (“SG&A”) costs include office and management salaries, fringe benefits, commissions, insurance and professional fees.

On a consolidated basis, SG&A costs increased $353,000 to $38.6 million for the three months ended March 31, 2012. Our cost containment efforts included a general hiring freeze and a suspension of the company match to our 401(k) retirement plan. These efforts were partially offset by increased legal and settlement costs of $433,000 related to several litigation matters. As a percentage of sales, however, SG&A costs increased from 19.7% to 23.8% from the three months ended March 31, 2011 to the three months ended March 31, 2012, due to the $30.9 million unanticipated reduction in sales. On a percentage basis to sales, SG&A costs increased in both the AMS and ATS segments as most of our costs are fixed in the short term. We are reassessing our expense levels in light of the current market conditions.

Selling, General and Administrative Costs
Three Months		% of		% of			% of
Ended		Net		Net			Net
March 31,	AMS	Sales	ATS	Sales	Corporate	Total	Sales
(In thousands, except percentages)

2012	$13,850	15.2%	$20,836	29.4%	$3,932	$38,618	23.8%
2011	$13,483	13.8%	$20,456	21.5%	$4,326	$38,265	19.7%

Research and Development Costs. Research and development costs include materials, engineering labor and allocated overhead.

On a consolidated basis, research and development costs decreased $2.4 million, or 10%, to $22.2 million for the three months ended March 31, 2012. As a percentage of sales, research and development costs increased from 12.8% to 13.7% from the three months ended March 31, 2011 to the three months ended March 31, 2012.

Research and Development Costs
Three Months		% of		% of		% of
Ended		Net		Net		Net
March 31,	AMS	Sales	ATS	Sales	Total	Sales
(In thousands, except percentages)

2012	$9,758	10.7%	$12,487	17.6%	$22,245	13.7%
2011	$9,729	9.9%	$14,934	15.7%	$24,663	12.8%

ATS segment self-funded research and development costs decreased $2.4 million, or 16%, to $12.5 million for the three months ended March 31, 2012 primarily due to a decrease of $1.8 million related to the completion of the GRMATS program, within our radio test set line of business.

Restructuring Charges. On a consolidated basis, restructuring charges were $4.0 million for the three months ended March 31, 2012 compared to $2.7 million for the three months ended March 31, 2011.

The AMS segment incurred total restructuring costs of $177,000 for the three months ended March 31, 2012. In comparison, in the three months ended March 31, 2011, the AMS segment incurred total restructuring costs of $797,000. In both periods, the costs related primarily to consolidation of our components operations by relocating a portion of our Whippany, New Jersey facility’s production to our Ann Arbor, Michigan facility and a portion to our Eatontown, New Jersey facility.

The ATS segment incurred restructuring costs of $3.9 million for the three months ended March 31, 2012. In comparison, for the three months ended March 31, 2011, the ATS segment incurred restructuring costs of $1.9 million. In both periods, the costs related primarily to the relocation of our Germany operations to the U.K.

Impairment of Goodwill and Intangibles. In the third quarter of fiscal 2012, due to a decline in the RFMW reporting unit’s forecasted operating results for the fourth quarter of fiscal 2012 and beyond, we recorded preliminary non-cash impairment charges to both goodwill and tradenames related to the RFMW reporting unit of $56.7 million and $3.0 million, respectively. There were no similar impairment charges recorded in the three months ended March 31, 2011.

Interest Expense. Interest expense decreased $5.6 million to $8.3 million for the three months ended March 31, 2012 from $13.9 million for the three months ended March 31, 2011. Interest expense decreased as a result of the refinancing in May 2011 of the then outstanding amounts due under the prior secured credit facility, senior unsecured notes and senior subordinated unsecured term loan with borrowings under a new senior secured credit facility at lower aggregate interest rates, and the voluntary prepayment of $65.0 million of our term loan with cash on hand from operations during fiscal 2012.

Loss on Extinguishment of Debt and Write-off of Deferred Financing Costs. During the three months ended March 31, 2012, we wrote-off $864,000 of deferred financing costs related to the voluntary prepayment of $65 million of debt during the quarter.

Income Taxes. The income tax benefit was $5.2 million for the three months ended March 31, 2012 on a pre-tax loss of $70.4 million. We recorded an income tax provision for the three months ended March 31, 2011 of $6.7 million on pre-tax income of $10.9 million. The effective income tax rate for both periods differed from the amount computed by applying the U.S. federal income tax rate to income before taxes primarily due to foreign, state and local income taxes, including U.S. income tax on certain foreign net income that we anticipate will be repatriated to the U.S. and, in fiscal 2012, a goodwill and intangible impairment charge that was mostly non-deductible.

Although the Company has a history of domestic pre-tax losses in recent years, these losses are largely driven by amortization expense recorded in the financial statements relating to the U.S. operations which are not deductible for U.S. income tax purposes.  The amount of non-deductible U.S. book amortization expense recorded in fiscal 2011 and 2010 was $54.3 million and $53.1 million respectively.  As a result of this significant non-deductible expense, the Company had U.S. taxable income for fiscal 2010, while having a pre-tax book loss.  During fiscal 2011, the Company incurred unusual charges of $18.1 million in connection with the termination of an advisory agreement and $59.4 million in connection with the refinancing of its debt that resulted in a taxable loss for which a deferred tax asset was recorded for the net operating loss carryforwards.  These charges are not expected to recur and taxable income is expected in fiscal 2012 and future years.

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

The income tax benefit for the three months ended March 31, 2012 reflects various other discrete items including $1.6 million in unanticipated tax benefits taken on our prior year tax returns in the United States and United Kingdom, a $606,000 tax benefit due to a change in reporting for the state of Colorado partially offset by a charge of $324,000 related to a prior year non-trade loss in the United Kingdom for which future utilization is uncertain.

Absent the discrete items, the effective tax rates were 5% and 62% for the three months ended March 31, 2012 and 2011, respectively. The current year’s provision was a combination of year to date U.S. tax benefit on domestic losses, which included a largely non-deductible goodwill and intangible impairment charge, and foreign tax benefit on foreign losses after consideration of a foreign research credit. The prior year’s provision was a combination of projected annual U.S. tax benefits on domestic losses and foreign tax expense on foreign earnings. The resulting projected net consolidated income tax rate was applied against year-to-date pre-tax income to arrive at the year-to-date provision before adjustment for discrete items.

In the three months ended March 31, 2012 and 2011, we paid income taxes of $1.3 million and $4.1 million and received refunds of $4,000 and $0, respectively, related to federal, state and foreign income taxes.

Net Income (Loss). Net income (loss) was $(65.3) million for the three months ended March 31, 2012 and $4.1 million for the three months ended March 31, 2011.

Nine Months Ended March 31, 2012 Compared to Nine Months Ended March 31, 2011

Net Sales. Net sales decreased $42.4 million, or 8%, to $488.3 million for the nine months ended March 31, 2012 from $530.7 million for the nine months ended March 31, 2011 primarily due to a decline in the ATS segment, most of which occurred in the third quarter.

Net Sales
NIne Months,		% of		% of
Ended		Consolidated		Consolidated
March 31,	AMS	Net Sales	ATS	Net Sales	Total
(In thousands, except percentages)

2012	$257,685	52.8%	$230,599	47.2%	$488,284
2011	$264,386	49.8%	$266,343	50.2%	$530,729

Net sales in the AMS segment decreased $6.7 million, or 3%, to $257.7 million for the nine months ended March 31, 2012 from $264.4 million for the nine months ended March 31, 2011. This sales decrease was primarily attributable to volume driven reductions in (i) sales of RF and microwave components primarily related to what we believe is a slowdown in the telecom/broadband market; and (ii) sales of HiRel microelectronics/semiconductors primarily due to program delays, combined with government budgetary constraints on defense and space programs. These reductions were offset by volume driven increases, the more significant of which was $6.9 million of mixed-signal/digital ASICs.

Net sales in the ATS segment decreased $35.7 million, or 13%, to $230.6 million for the nine months ended March 31, 2012 from $266.3 million for the nine months ended March 31, 2011. The decrease was attributable to a $28.2 million reduction in sales of wireless test equipment and an $8.9 million reduction in sales of general purpose test equipment primarily due to capital equipment freezes put in place by our customers in the latter part of calendar year 2011 and, to a lesser extent, pricing pressure. The increase in sales of radio test sets primarily relates to shipments in the nine months ended March 31, 2012 of $15.7 million to the U.S. Military, related to our GRMATS product, partially offset by reductions related to the fulfillment of two large orders, totaling $14 million in the nine months ended March 31, 2011.

Gross Profit. On a consolidated basis, gross profit was $243.4 million, or 49.8% of net sales, for the nine months ended March 31, 2012 compared to $281.0 million, or 53.0% of net sales, for the nine months ended March 31, 2011. The decrease in gross margins were due to product mix and pricing pressure in the ATS segment and product mix in the AMS segment.

Gross Profit
NIne Months,		% of		% of		% of
Ended		Net		Net		Net
March 31,	AMS	Sales	ATS	Sales	Total	Sales
(In thousands, except percentages)

2012	$129,665	50.3%	$113,718	49.3%	$243,383	49.8%
2011	$135,386	51.2%	$145,638	54.7%	$281,024	53.0%

Gross margins in the AMS segment were 50.3% for the nine months ended March 31, 2012 and 51.2% for the nine months ended March 31, 2011. Gross profit decreased $5.7 million for the nine months ended March 31, 2012 as compared to the nine months ended March 31, 2011. The decrease in gross margin was caused primarily by product mix, as sales of HiRel microelectronics/semiconductors carry margins greater than the AMS segment average.

Gross margins in the ATS segment were 49.3% for the nine months ended March 31, 2012 and 54.7% for the nine months ended March 31, 2011. Gross profit decreased $31.9 million for the nine months ended March 31, 2012 as compared to the nine months ended March 31, 2011. The decrease in gross margin was caused primarily by the reduction in wireless sales, which tend to carry margins greater than the ATS segment average, and the $15.7 million sale of the GRMATS products in the nine months ended March 31, 2012 which were sold at margins below the ATS segment average.

Selling, General and Administrative Costs. On a consolidated basis, SG&A costs increased $1.4 million to $114.6 million for the nine months ended March 31, 2012. Our cost containment efforts included a general hiring freeze and a suspension of the company match to our 401(k) retirement plan. These efforts were partially offset by increased legal and settlement costs of $2.0 million related to several litigation matters. As a percentage of sales, however, SG&A costs increased from 21.4% to 23.5% from the nine months ended March 31, 2011 to the nine months ended March 31, 2012, due to the $42.4 million unanticipated reduction in sales. On a percentage basis to sales, SG&A costs increased in both the AMS and ATS segments as most of our costs are fixed in the short term. We are reassessing our expense levels in light of the current market conditions.

Selling, General and Administrative Costs
NIne Months,		% of		% of			% of
Ended		Net		Net			Net
March 31,	AMS	Sales	ATS	Sales	Corporate	Total	Sales
(In thousands, except percentages)

2012	$40,503	15.7%	$60,904	26.4%	$13,190	$114,597	23.5%
2011	$39,463	14.9%	$60,758	22.8%	$13,013	$113,234	21.4%

Research and Development Costs. On a consolidated basis, research and development costs increased $464,000 to $68.9 million for the nine months ended March 31, 2012. As a percentage of sales, research and development costs increased from 12.9% to 14.1% from the nine months ended March 31, 2011 to the nine months ended March 31, 2012.

Research and Development Costs
NIne Months,		% of		% of		% of
Ended		Net		Net		Net
March 31,	AMS	Sales	ATS	Sales	Total	Sales
(In thousands, except percentages)

2012	$27,849	10.8%	$41,091	17.8%	$68,940	14.1%
2011	$26,028	9.8%	$42,449	15.9%	$68,477	12.9%

AMS segment self-funded research and development costs increased $1.8 million, or 7%, to $27.8 million for the nine months ended March 31, 2012 primarily due to increases of $1.3 million in HiRel microelectronics/semiconductors combined with an increase of $725,000 in the development of RF and microwave components.

ATS segment self-funded research and development costs decreased $1.4 million, or 3%, to $41.1 million for the nine months ended March 31, 2012 primarily attributable to completion of our GRMATS program within our radio test set line of business, partially offset by an increase in various programs in Europe.

Termination of Sponsor Advisory Agreement. In connection with the IPO, we paid a $16.9 million fee to affiliates of the Sponsors on November 24, 2010 to terminate the advisory agreement with them and eliminate all future payments to the Sponsors under that agreement which, including the related write-off of prepaid advisory fees, resulted in an $18.1 million expense in the nine months ended March 31, 2011. There was no similar charge recorded for the nine months ended March 31, 2012.

Restructuring Charges. On a consolidated basis, restructuring charges were $5.4 million for the nine months ended March 31, 2012 compared to $10.8 million for the nine months ended March 31, 2011.

The AMS segment incurred total restructuring costs of $788,000 for the nine months ended March 31, 2012. In comparison, in the nine months ended March 31, 2011, the AMS segment incurred total restructuring costs of $6.9 million. In both periods, the costs related primarily to the consolidation of our components operations by relocating a portion of our Whippany, New Jersey facility’s production to our Ann Arbor, Michigan facility and a portion to our Eatontown, New Jersey facility. In connection with this consolidation, in the nine months ended March 31, 2011, we recorded a $4.9 million impairment charge based on the fair value of the Whippany, New Jersey facility we intend to sell.

The ATS segment incurred restructuring costs of $4.6 million for the nine months ended March 31, 2012. In comparison, for the nine months ended March 31, 2011, the ATS segment incurred restructuring costs of $3.9 million. In both periods, the costs related primarily to the relocation of our Germany operations to the U.K.

Impairment of Goodwill and Intangibles. In the third quarter of fiscal 2012, due to a decline in the RFMW reporting unit’s forecasted operating results for the fourth quarter of fiscal 2012 and beyond, we recorded preliminary non-cash impairment charges to both goodwill and tradenames related to the RFMW reporting unit of $56.7 million and $3.0 million, respectively. There were no similar impairment charges recorded in the nine months ended March 31, 2011.

Interest Expense. Interest expense decreased $30.4 million to $25.4 million for the nine months ended March 31, 2012 from $55.8 million for the nine months ended March 31, 2011. Interest expense decreased as a result of the repurchase, in December 2010, of $186.6 million of our senior unsecured notes and senior subordinated unsecured term loans with the proceeds from our IPO and the refinancing in May 2011 of the then outstanding amounts due under the prior secured credit facility, senior unsecured notes and senior subordinated unsecured term loan with borrowings under a new senior secured credit facility at lower aggregate interest rates. In addition, during fiscal 2012, we voluntarily prepaid $65.0 million of our term loan with cash on hand from operations.

Loss on Extinguishment of Debt and Write-off of Deferred Financing Costs. During the nine months ended March 31, 2011 we incurred a $25.2 million loss on extinguishment of debt and write-off of deferred financing costs, which was comprised primarily of $20.5 million in tender premiums paid on the debt repurchased and $4.0 million for the write-off of the related deferred financing costs. During the nine months ended March 31, 2012, we wrote off $864,000 of deferred financing costs related to the prepayment of $65 million of debt.

Gain from a Bargain Purchase of a Business. During the nine months ended March 31, 2011 we recognized a $173,000 gain on the Willtek bargain purchase, acquired in June 2010, related to the final working capital adjustment to the purchase price. There was no comparable item for the nine months ended March 31, 2012.

Other income (expense) of $(944,000) for the nine months ended March 31, 2012 consisted of $(454,000) of foreign currency transaction losses and $(490,000) of miscellaneous expense, net. Other income (expense) of $(526,000) for the nine months ended March 31, 2011 consisted of a $(688,000) other than temporary impairment recorded on our auction rate securities and $(711,000) of foreign currency transactions losses offset by $873,000 of interest income and miscellaneous income, net.

Income Taxes. The income tax benefit was $8.6 million for the nine months ended March 31, 2012 on a pre-tax loss of $79.5 million. We recorded an income tax benefit for the nine months ended March 31, 2011 of $45.6 million on a pre-tax loss of $58.7 million. The effective income tax rate for both periods differed from the amount computed by applying the U.S. federal income tax rate to income before taxes primarily due to foreign, state and local income taxes, including U.S. income tax on certain foreign net income that we anticipate will be repatriated to the U.S. and, in fiscal 2012, a goodwill and intangible impairment charge that was mostly non-deductible.

Although the Company has a history of domestic pre-tax losses in recent years, these losses are largely driven by amortization expense recorded in the financial statements relating to the U.S. operations which are not deductible for U.S. income tax purposes.  The amount of non-deductible U.S. book amortization expense recorded in fiscal 2011 and 2010 was $54.3 million and $53.1 million respectively.  As a result of this significant non-deductible expense, the Company had U.S. taxable income for fiscal 2010, while having a pre-tax book loss.  During fiscal 2011, the Company incurred unusual charges of $18.1 million in connection with the termination of an advisory agreement and $59.4 million in connection with the refinancing of its debt that resulted in a taxable loss for which a deferred tax asset was recorded for the net operating loss carryforwards.  These charges are not expected to recur and taxable income is expected in fiscal 2012 and future years.

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

The income tax benefit for the nine months ended March 31, 2012 reflects a net discrete benefit of $2.6 million of which $1.6 million relates to previously unanticipated tax benefits taken on our prior year tax returns in the United States and United Kingdom, a $606,000 tax benefit due to a change in reporting for the state of Colorado, a benefit of $700,000, recorded during the three months ended September 30, 2011, relating to a reduction in the statutory income tax rate in the United Kingdom partially offset by a prior year non-trade loss in the U.K. of $324,000 for which future utilization is uncertain. The income tax benefit for nine months ended March 31, 2011, reflects various discrete items including a $1.2 million income tax benefit for the retroactive reinstatement of the U.S. R&D credit and a reduction of $5.8 million of deferred tax liabilities related to U.S. income taxes previously provided on unremitted foreign earnings. As a direct result of our IPO in November 2010 and related repurchase of a portion of our debt, interest expense was expected to decrease in the future. Consequently, we had changed our intent as to the amount and method of repatriations of foreign earnings, which resulted in the reduction of deferred tax liabilities.

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

Absent the discrete items, the effective tax rates were 8% and 59% for the nine months ended March 31, 2012 and 2011, respectively. The current year’s provision was a combination of projected U.S. tax benefit on domestic losses, which included a largely non-deductible goodwill and intangible impairment charge, and foreign tax benefit on foreign losses, after consideration of a foreign research credit. The prior year’s provision was a combination of projected annual U.S. tax benefits on domestic losses and foreign tax expense on foreign earnings. The resulting projected net consolidated income tax rate was applied against year-to-date pre-tax income to arrive at the year-to-date provision before adjustment for discrete items.

In the nine months ended March 31, 2012 and 2011, we paid income taxes of $7.6 million and $14.3 million and received refunds of $184,000 and $3.1 million, respectively, related to federal, state and foreign income taxes.

Net Income (Loss). Net income (loss) was $(70.8) million for the nine months ended March 31, 2012 and $(13.1) million for the nine months ended March 31, 2011.

Liquidity and Capital Resources

As of March 31, 2012, we had $31.8 million of cash and cash equivalents, $282.1 million in working capital and our current ratio was 3.59 to 1, versus $66.3 million, $324.3 million and 3.05 to 1, respectively, at June 30, 2011.

Our principal liquidity requirements are to service our debt and interest and meet our working capital and capital expenditure needs. As of March 31, 2012, we had $656.8 million of debt outstanding, of which $656.4 million was long-term under the senior secured term loan. Additionally, at March 31, 2012, we were able to borrow $75.0 million under the revolving portion of our senior secured credit facility, of which none was outstanding.

During the three months ended March 31, 2012, we had accumulated cash in excess of our forecasted operating needs. Consistent with our objective to repay the outstanding term loan balance and reduce our ongoing interest expense, we voluntarily prepaid a total of $65.0 million of our term loan during the three months ended March 31, 2012. Including mandatory payments of $3.6 million, we repaid a total of $68.6 million of our term loan during the nine months ended March 31, 2012.

The following is a summary of required principal repayments of our debt for the next five years and thereafter as of March 31, 2012:

Twelve Months Ended March 31,	(In thousands)
2013	$385
2014	-
2015	-
2016	-
2017	-
Thereafter	656,375
Total	$656,760

As of March 31, 2012, we were in compliance with all of the covenants contained in our debt agreement. Certain loan covenants are based on Adjusted EBITDA. Adjusted EBITDA is defined as EBITDA (net income (loss), before interest expense, income taxes, depreciation and amortization) adjusted to add back or subtract certain non-cash, non-recurring and other items, as permitted by various provisions in our debt agreement. Our use of the term Adjusted EBITDA may vary from others in our industry. EBITDA and Adjusted EBITDA are not measures of operating income (loss), performance or liquidity under U.S. GAAP and are subject to important limitations. A reconciliation of net income (loss), which is a U.S. GAAP measure of our operating results, to Adjusted EBITDA, as defined in our debt agreement, is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(In thousands)

Net income (loss)	$(65,261)	$4,127	$(70,838)	$(13,093)
Interest expense	8,252	13,852	25,386	55,803
Provision (benefit) for income taxes	(5,169)	6,734	(8,635)	(45,557)
Depreciation and amortization	21,059	20,892	62,863	62,426
EBITDA	(41,119)	45,605	8,776	59,579

Non-cash purchase accounting adjustments	-	21	-	1,067
Merger related expenses	-	-	-	1,222
Restructuring costs and related pro forma savings (a)	4,363	4,384	7,561	15,833
Share-based compensation	919	629	2,649	1,655
Termination of Sponsor Advisory Agreement	-	-	-	18,133
Impairment of goodwill and other intangibles	59,700	-	59,700	-
Loss on extinguishment of debt and write-off of deferred financing costs	864	-	864	25,178
Gain from a bargain purchase of a business	-	-	-	(173)
Other defined items (b)	1,581	659	3,971	3,344
Adjusted EBITDA (c)	$26,308	$51,298	$83,521	$125,838

(a)	Primarily reflects costs associated with the reorganization of our European operations and consolidation of certain of our U.S. components facilities. Pro forma savings reflect the costs that we estimate would have been eliminated during the fiscal year in which a restructuring occurred had the restructuring occurred as of the first day of that fiscal year.

(b)	Reflects other adjustments required in calculating our debt covenant compliance. These other defined items include legal fees related to litigation, business acquisition costs and pro forma EBITDA for periods prior to the acquisition dates for companies acquired during the respective fiscal year.

(c)	Pro forma savings of $332,000 and $2.2 million were applicable to the three and nine months ended March 31, 2012, respectively, and relate to restructuring activities recorded throughout fiscal 2012. The portion of pro forma savings that was applicable to the three and six months ended December 31, 2011, but was not reflected in our Adjusted EBITDA as reported in our December 31, 2011 report on Form 10-Q, was $573,000 and $1.1 million, respectively. Pro forma savings of $1.7 million and $5.0 million were applicable to the three and nine months ended March 31, 2011, respectively, and relate to restructuring activities recorded throughout fiscal 2011. The portion of pro forma savings that was applicable to the three and nine months ended March 31, 2011, but was not reflected in our Adjusted EBITDA as reported in our March 31, 2011 report on Form 10-Q, was $637,000 and $2.0 million, respectively.

Financial covenants in our senior secured credit facility include a maximum leverage ratio of total debt (less up to $15.0 million of unrestricted cash) to Adjusted EBITDA, as defined in our senior secured credit facility. The maximum leverage ratio permitted for the twelve months ended March 31, 2012 was 4.75 whereas our actual leverage ratio was 4.54. The maximum leverage ratio permitted periodically decreases as follows:

Effective as of	Maximum
the Twelve Months	Permitted
Ending	Leverage Ratio
September 30, 2012	4.50
December 31, 2012	4.25
June 30, 2013	4.00
September 30, 2013	3.75
September 30, 2014	3.50

Based on the range of our current forecasts of earnings for fiscal 2012, and anticipated debt payments for the balance of fiscal 2012, we will be in compliance with the leverage ratio covenant at the higher end of the earnings range. In light of this, we have requested an amendment to the credit facility to increase the maximum permitted leverage ratio. There is no assurance that we will be able to successfully negotiate an amendment with our lending group nor are we able to currently estimate the final agreed upon covenants, terms (including an increase in the interest rate on borrowings) or cost of the amendment.

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

Cash Flows

For the nine months ended March 31, 2012, our cash flow provided by operations was $55.0 million. Our investing activities used cash of $19.9 million, primarily for capital expenditures of $15.0 million and earn-out payments of $5.1 million related to prior year acquisitions. Our financing activities used cash of $69.7 million, primarily for debt repayments of $68.6 million and for the payment of contingent consideration related to a business acquisition of $948,000.

For the nine months ended March 31, 2011, our cash flow used by operations was $18.1 million, which included cash used to increase inventory by $39.9 million in support of higher sales, to address longer lead times from suppliers and to reduce product delivery times to customers. Our investing activities used cash of $29.5 million, for payments for the purchase of businesses of $23.6 million and for capital expenditures of $17.1 million, partially offset by proceeds from the sale of marketable securities of $10.4 million combined with the sale of property, plant and equipment of $819,000. Our financing activities provided cash of $11.5 million - $244.0 million from the IPO of our common stock, partially offset by the repurchase of senior unsecured notes and senior subordinated unsecured term loans, including premiums and fees, of $207.7 million, debt repayments of $21.5 million and debt financing costs of $3.3 million.

Capital Expenditures

Capital expenditures were $15.0 million and $17.1 million for the nine months ended March 31, 2012 and 2011, respectively. Our capital expenditures consist primarily of equipment replacements.

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

Critical Accounting Policies and Estimates

Information regarding our critical accounting policies and estimates appears within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our fiscal 2011 Form 10-K. During the nine month period ended March 31, 2012, there were no significant changes to any critical accounting policies or to the related estimates and judgments involved in applying those policies.

Recently Issued Accounting Pronouncements Not Yet Adopted

In September 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit exceeds its carrying amount, the two-step goodwill impairment test is not required. This new guidance will become effective for us beginning with the first quarter of fiscal 2013. The adoption of this new guidance is not expected to have an impact on our consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We are subject to interest rate risk in connection with borrowings under our senior secured credit facility. We currently do not have interest rate swap agreements hedging this debt. As of March 31, 2012, there is $656.4 million outstanding at adjusted LIBOR plus 3.0% under the term loan portion of the senior secured credit facility, all of which is subject to variable interest rates. The adjusted LIBOR, as defined in the senior secured credit facility, has a floor of 1.25% on the term loan. An increase of 1% in interest rates would result in a 0.22% increase, due to the 1.25% floor, or a $1.5 million increase in our annual interest expense. Any 1% increase in interest rates above the 1.25% floor would result in a $6.7 million increase in our annual interest expense. A 1% change in interest rates would result in a $763,000 change in our annual interest expense on the revolving loan borrowings, assuming the entire $75.0 million was outstanding. Any debt we incur in the future may also bear interest at floating rates.

Foreign Currency Risk. Foreign currency contracts are used to protect us from exchange rate fluctuation from the time customers are invoiced in local currency until such currency is exchanged for U.S. dollars. We periodically enter into foreign currency contracts, which are not designated as hedges, and the change in the fair value is included in income currently within other income (expense). As of March 31, 2012, we had $34.2 million of notional value foreign currency forward contracts maturing through April 30, 2012. Notional amounts do not quantify risk or represent assets or liabilities, but are used in the calculation of cash settlements under the contracts. The fair value of these contracts at March 31, 2012 was an asset of $305,000. If foreign currency exchange rates (primarily the British pound and the Euro) change by 10% from the levels at March 31, 2012, the effect on our comprehensive income would be approximately $16.4 million.

Inflation Risk. Inflation has not had a material impact on our results of operations or financial condition during the preceding three years.

ITEM 4. CONTROLS AND PROCEDURES

Our disclosure controls and procedures under the Securities Exchange Act of 1934, as amended, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. Our Principal Executive Officer and our Principal Financial Officer, with the assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2012 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

May 10, 2012

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

