Form 10-K/A
period 2012-06-30
AEROFLEX HOLDING CORP.
filed 2012-09-19
CIK 1487990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-34974

Aeroflex Holding Corp.

(Exact name of registrant as specified in its charter)

Delaware	01-0899019
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Registrant’s telephone number, including area code: (516) 694-6700

Securities registered pursuant to Section 12(b) of the Act:

Title of Class Common Stock, $.01 par value	Name of Each Exchange on Which Registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒.

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

EXPLANATORY NOTE

Aeroflex Holding Corp. (the “Registrant”) filed its Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (the “Form 10-K”) on August 29, 2012. The Registrant is filing this Amendment No. 1 on Form 10-K/A to furnish its Interactive Data Files (XBRL Exhibits) as Exhibit 101, as well as to revise the Exhibit Index. The Registrant elected to take advantage of the 30-day grace period for filing its first XBRL documents with detail tagging requirements, as permitted by Rule 405 of Regulation S-T.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Investors should continue to rely on the originally filed version of the Form 10-K. No other changes have been made to the Form 10-K other than those described above. This Amendment No. 1 on Form 10-K/A does not reflect subsequent events occurring after the original filing date of the Form 10-K or, except as described above, modify or update any disclosures made in the Form 10-K.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Exhibit Description

2.1	Agreement and Plan of Merger, dated as of May 25, 2007, among Aeroflex Incorporated, Aeroflex Holding Corp. and AX Acquisition Corp. (incorporated by reference to Exhibit 2.1 to Aeroflex Incorporated’s Current Report on Form 8-K filed May 29, 2007).
3.1	Amended and Restated Certificate of Incorporation of Aeroflex Holding Corp. (incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the Registrant’s Form S-1 (Reg. No. 333-165920) filed with the SEC on November 10, 2010).
3.2	Amended and Restated Bylaws of Aeroflex Holding Corp. (incorporated by reference to Exhibit 3.2 to Amendment No. 6 to the Registrant’s Form S-1 (Reg. No. 333-165920) filed with the SEC on November 10, 2010).
4.1	Registration Rights Agreement, dated as of August 15, 2007, by and among Aeroflex Holding Corp., VGG Holding LLC and the other parties thereto (incorporated by reference to Exhibit 4.6 to Amendment No. 2 to the Registrant’s Form S-1 (Reg. No. 333-165920) filed with the SEC on June 10, 2010).
4.2	Specimen of Common Stock certificate (incorporated by reference to Exhibit 4.7 to Amendment No. 5 to the Registrant’s Form S-1 (Reg. No. 333-165920) filed with the SEC on November 5, 2010).
10.1	Executive Employment Agreement between Aeroflex Incorporated and John Adamovich, Jr., dated November 9, 2005 (incorporated by reference to Exhibit 10.1 to Aeroflex Incorporated’s Current Report on Form 8-K filed on November 15, 2005).
10.2	Employment Agreement between Aeroflex Incorporated and Charles Badlato, dated November 6, 2003 (incorporated by reference to Exhibit 10.1 to Aeroflex Incorporated’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).
10.3	Employment Agreement between Aeroflex Incorporated and Carl Caruso, dated November 6, 2003 (incorporated by reference to Exhibit 10.2 to Aeroflex Incorporated’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).
10.4	Amendment No. 1 to Employment Agreement between Aeroflex Incorporated and Carl Caruso, dated March 11, 2005 (incorporated by reference to Exhibit 10.1 to Aeroflex Incorporated’s Current Report on Form 8-K filed March 11, 2005).
10.5	Amendment No. 1 to Employment Agreement between Aeroflex Incorporated and John Adamovich, Jr., effective November 21, 2006 (incorporated by reference to Exhibit 10.4 to Aeroflex Incorporated’s Current Report on Form 8-K filed November 22, 2006).
10.6	Amendment No. 2 to Employment Agreement between Aeroflex Incorporated and John Adamovich, Jr., effective December 1, 2006 (incorporated by reference to Exhibit 10.1 to Aeroflex Incorporated’s Current Report on Form 8-K filed February 2, 2007).
10.7	Employment Agreement between Aeroflex Incorporated and Leonard Borow, dated August 15, 2007 (incorporated by reference to Exhibit 10.15 to Aeroflex Incorporated’s Registration Statement on Form S-4 (Reg. No. 333-156061) filed with the SEC on December 11, 2008).
10.8	Employment Agreement between Aeroflex Incorporated and John E. Buyko, dated August 15, 2007 (incorporated by reference to Exhibit 10.16 to Aeroflex Incorporated’s Registration Statement on Form S-4 (Reg. No. 333-156061) filed with the SEC on December 11, 2008).
10.9	Amendment No. 2 to Employment Agreement between Aeroflex Incorporated and Carl Caruso, effective December 17, 2007 (incorporated by reference to Exhibit 10.23 to Aeroflex Incorporated’s Registration Statement on Form S-4 (Reg. No. 333-156061) filed with the SEC on December 11, 2008).
10.10	Amendment No. 1 to Employment Agreement between Aeroflex Incorporated and Charles Badlato, effective July 31, 2008 (incorporated by reference to Exhibit 10.26 to Aeroflex Incorporated’s Registration Statement on Form S-4 (Reg. No. 333-156061) filed with the SEC on December 11, 2008).

10.11	Amendment No. 3 to Employment Agreement between Aeroflex Incorporated and Carl Caruso, effective December 24, 2008 (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to Aeroflex Incorporated’s Registration Statement on Form S-4 (Reg. No. 333-156061) filed with the SEC on January 16, 2009).
10.12	Amendment No. 1 to Employment Agreement between Aeroflex Incorporated and Leonard Borow, effective December 31, 2008 (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to Aeroflex Incorporated’s Registration Statement on Form S-4 (Reg. No. 333-156061) filed with the SEC on January 16, 2009).
10.13	Amendment No. 1 to Employment Agreement between Aeroflex Incorporated and John Buyko, effective December 31, 2008 (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to Aeroflex Incorporated’s Registration Statement on Form S-4 (Reg. No. 333-156061) filed with the SEC on January 16, 2009).
10.14	Amendment No. 3 to Employment Agreement between Aeroflex Incorporated and John Adamovich, Jr., effective December 31, 2008 (incorporated by reference to Exhibit 10.30 to Amendment No. 1 to Aeroflex Incorporated’s Registration Statement on Form S-4 (Reg. No. 333-156061) filed with the SEC on January 16, 2009).
10.15	Amendment No. 2 to Employment Agreement between Aeroflex Incorporated and Charles Badlato, effective December 31, 2008 (incorporated by reference to Exhibit 10.31 to Amendment No. 1 to Aeroflex Incorporated’s Registration Statement on Form S-4 (Reg. No. 333-156061) filed with the SEC on January 16, 2009).
10.16	Amendment No. 4 to Employment Agreement between Aeroflex Incorporated and Carl Caruso, effective December 31, 2008 (incorporated by reference to Exhibit 10.32 to Amendment No. 1 to Aeroflex Incorporated’s Registration Statement on Form S-4 (Reg. No. 333-156061) filed with the SEC on January 16, 2009).
10.17	Amendment No. 4 to Employment Agreement between Aeroflex Incorporated and John Adamovich, Jr., effective September 17, 2009 (incorporated by reference to Exhibit 10.1 to Aeroflex Incorporated’s Current Report on Form 8-K filed September 21, 2009).
10.18	Executive Employment Agreement between Aeroflex Incorporated and Edward S. Wactlar, dated July 1, 2010 (incorporated by reference to Exhibit 10.26 to Aeroflex Incorporated’s Annual Report on Form 10-K filed September 2, 2010).
10.19	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.25 to Amendment No. 6 to the Registrant’s Form S-1 (Reg. No. 333-165920) filed with the SEC on November 10, 2010).
10.20	Amended and Restated Limited Liability Company Operating Agreement of VGG Holding LLC (incorporated by reference to Exhibit 10.26 to Amendment No. 5 to the Registrant’s Form S-1 (Reg. No. 333-165920) filed with the SEC on November 5, 2010).
10.21	Amendment No. 1, dated September 13, 2007, to Amended and Restated Limited Liability Company Operating Agreement of VGG Holding LLC (incorporated by reference to Exhibit 10.27 to Amendment No. 5 to the Registrant’s Form S-1 (Reg. No. 333-165920) filed with the SEC on November 5, 2010).
10.22	Amendment No. 2, dated September 21, 2007, to Amended and Restated Limited Liability Company Operating Agreement of VGG Holding LLC (incorporated by reference to Exhibit 10.28 to Amendment No. 5 to the Registrant’s Form S-1 (Reg. No. 333-165920) filed with the SEC on November 5, 2010).
10.23	Amendment No. 3, dated October 26, 2007, to Amended and Restated Limited Liability Company Operating Agreement of VGG Holding LLC (incorporated by reference to Exhibit 10.29 to Amendment No. 5 to the Registrant’s Form S-1 (Reg. No. 333-165920) filed with the SEC on November 5, 2010).
10.24	Amendment No. 4, dated November 30, 2007, to Amended and Restated Limited Liability Company Operating Agreement of VGG Holding LLC (incorporated by reference to Exhibit 10.30 to Amendment No. 5 to the Registrant’s Form S-1 (Reg. No. 333-165920) filed with the SEC on November 5, 2010).
10.25	Amendment No. 5, dated March 4, 2009, to Amended and Restated Limited Liability Company Operating Agreement of VGG Holding LLC (incorporated by reference to Exhibit 10.31 to Amendment No. 5 to the Registrant’s Form S-1 (Reg. No. 333-165920) filed with the SEC on November 5, 2010).

10.26	Amendment No. 6, dated September 17, 2009, to Amended and Restated Limited Liability Company Operating Agreement of VGG Holding LLC (incorporated by reference to Exhibit 10.32 to Amendment No. 5 to the Registrant’s Form S-1 (Reg. No. 333-165920) filed with the SEC on November 5, 2010).
10.27	Amendment No. 7, dated as of November 24, 2010, to Amended and Restated Limited Liability Company Operating Agreement of VGG Holding LLC. (incorporated by reference to Exhibit 10.33 to Amendment No. 6 to the Registrant’s Form S-1 (Reg. No. 333-165920) filed with the SEC on November 10, 2010).
10.28	Amendment No. 5, dated as of November 24, 2010, to Employment Agreement between Aeroflex Incorporated and John Adamovich, Jr. (incorporated by reference to Exhibit 10.34 to Amendment No. 6 to the Registrant’s Form S-1 (Reg. No. 333-165920) filed with the SEC on November 10, 2010).
10.29	Amendment No. 3, dated as of November 24, 2010, to Employment Agreement between Aeroflex Incorporated and Charles Badlato (incorporated by reference to Exhibit 10.35 to Amendment No. 6 to the Registrant’s Form S-1 (Reg. No. 333-165920) filed with the SEC on November 10, 2010).
10.30	Amendment No. 2, dated as of November 24, 2010, to Employment Agreement between Aeroflex Incorporated and Leonard Borow (incorporated by reference to Exhibit 10.36 to Amendment No. 6 to the Registrant’s Form S-1 (Reg. No. 333-165920) filed with the SEC on November 10, 2010).
10.31	Amendment No. 2, dated as of November 24, 2010, to Employment Agreement between Aeroflex Incorporated and John Buyko (incorporated by reference to Exhibit 10.37 to Amendment No. 6 to the Registrant’s Form S-1 (Reg. No. 333-165920) filed with the SEC on November 10, 2010).
10.32	Amendment No. 5, dated as of November 24, 2010, to Employment Agreement between Aeroflex Incorporated and Carl Caruso (incorporated by reference to Exhibit 10.38 to Amendment No. 6 to the Registrant’s Form S-1 (Reg. No. 333-165920) filed with the SEC on November 10, 2010).
10.33	Termination Agreement, dated as of November 24, 2010, by and among VGG Holding LLC, Aeroflex Holding Corp., Aeroflex Incorporated, Veritas Capital Fund Management, L.L.C., GGC Administration, LLC and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.39 to Amendment No. 6 to the Registrant’s Form S-1 (Reg. No. 333-165920) filed with the SEC on November 10, 2010).
10.34	Dealer Managers Agreement, dated as of November 5, 2010, by and among Aeroflex Incorporated, Goldman, Sachs & Co. and Credit Suisse (USA) LLC (incorporated by reference to Exhibit 10.40 to Amendment No. 6 to the Registrant’s Form S-1 (Reg. No. 333-165920) filed with the SEC on November 10, 2010).
10.35	Form of Director Designation Agreement between Aeroflex Holding and VGG Holding LLC (incorporated by reference to Exhibit 10.41 to Amendment No. 6 to the Registrant’s Form S-1 (Reg. No. 333-165920) filed with the SEC on November 10, 2010).
10.36	First Amendment to Credit and Guaranty Agreement, dated as of November 4, 2010, by and among Aeroflex Incorporated, Aeroflex Holding Corp., Goldman Sachs Credit Partners L.P., and the guarantors listed on the signature papers thereto (incorporated by reference to Exhibit 10.42 to Amendment No. 6 to the Registrant’s Form S-1 (Reg. No. 333-165920) filed with the SEC on November 10, 2010).
10.37	First Amendment to Senior Subordinated Unsecured Credit and Guaranty Agreement, dated as of November 4, 2010, by and among Aeroflex Incorporated, certain Subsidiaries of Aeroflex Incorporated, and each of the lenders party thereto (incorporated by reference to Exhibit 10.43 to Amendment No. 6 to the Registrant’s Form S-1 (Reg. No. 333-165920) filed with the SEC on November 10, 2010).
10.38	Credit and Guaranty Agreement, dated as of May 9, 2011, among Aeroflex Incorporated, Aeroflex Holding Corp., the Guarantor Subsidiaries, the lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).
10.39	Pledge and Security Agreement, dated as of May 9, 2011, by the Grantors Party thereto in favor of JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.40	Aeroflex Holding Corp. 2011 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement on Form S-8 (Reg. No. 333-178022), as filed with the SEC on November 16, 2011.
10.41	Amendment No. 1, dated as of May 24, 2012, to Credit and Guaranty Agreement among Aeroflex Incorporated, Aeroflex Holding Corp., the Guarantor Subsidiaries, the lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 25, 2012).
14.1*	Code of Ethics for Chief Executive Officer and Senior Financial Officers of Aeroflex Holding Corp.
21*	Subsidiaries of Aeroflex Holding Corp.
23.1*	Consent of KPMG LLP
31.1*	Certification pursuant to Rules 13a-14(a)/15d-14a as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Rules 13a-14(a)/15d-14a as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification pursuant to Rules 13a-14(a)/15d-14a as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*  Previously filed with Registrant’s Annual Report on Form 10-K filed with the SEC on August 29, 2012.

** XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEROFLEX HOLDING CORP.

	By:	/s/ John Adamovich, Jr.
	Name:	John Adamovich, Jr.
	Title:	Senior Vice President and Chief Financial Officer

Date: September 19, 2012

-6-