Form 10-Q
period 2012-09-30
AEROFLEX HOLDING CORP.
filed 2012-11-08
CIK 1487990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

November 7, 2012	84,851,868
(Date)	(Number of Shares)

AEROFLEX HOLDING CORP.

AND SUBSIDIARIES

INDEX

		PAGE
	PART I: FINANCIAL INFORMATION

Item 1	UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30, 2012 and June 30, 2012	2

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended September 30, 2012 and 2011	3

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Three Months Ended September 30, 2012 and 2011	4

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended September 30, 2012 and 2011	5

	NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	6 – 13

Item 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
	Three Months Ended September 30, 2012 and 2011	14 – 22

Item 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23

Item 4	CONTROLS AND PROCEDURES	23

	PART II: OTHER INFORMATION

Item 1	LEGAL PROCEEDINGS	24

Item 1A	RISK FACTORS	24

Item 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	24

Item 3	DEFAULTS UPON SENIOR SECURITIES	24

Item 4	MINE SAFETY DISCLOSURES	24

Item 5	OTHER INFORMATION	24

Item 6	EXHIBITS	25

SIGNATURE		26

EXHIBIT INDEX		27

CERTIFICATIONS

Aeroflex Holding Corp. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30,	June 30,
	2012	2012
Assets
Current assets:
Cash and cash equivalents	$45,235	$41,324
Accounts receivable, less allowance for doubtful accounts of $1,527 and $981	113,547	146,597
Inventories	158,318	158,090
Deferred income taxes	29,825	33,315
Income taxes receivable	5,076	4,935
Prepaid expenses and other current assets	12,984	11,942
Total current assets	364,985	396,203

Property, plant and equipment, net of accumulated depreciation of $107,813 and $102,310	102,341	101,632
Deferred financing costs, net	14,569	15,720
Other assets	32,334	34,955
Intangible assets with definite lives, net	108,057	119,476
Intangible assets with indefinite lives	114,206	113,461
Goodwill	410,124	408,361

Total assets	$1,146,616	$1,189,808

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$25,144	$26,822
Advance payments by customers and deferred revenue	21,660	23,433
Income taxes payable	417	593
Accrued payroll expenses	18,970	18,635
Accrued expenses and other current liabilities	36,654	37,559
Total current liabilities	102,845	107,042

Long-term debt	616,375	641,375
Deferred income taxes	88,186	94,022
Other long-term liabilities	20,386	20,592
Total liabilities	827,792	863,031

Stockholders' equity:
Preferred stock, par value $.01 per share; 50,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, par value $.01 per share; 300,000,000 shares authorized;
84,851,868 and 84,845,687 shares issued and outstanding	848	848
Additional paid-in capital	648,801	648,092
Accumulated other comprehensive income (loss)	(33,999)	(39,476)
Accumulated deficit	(296,826)	(282,687)
Total stockholders' equity	318,824	326,777

Total liabilities and stockholders' equity	$1,146,616	$1,189,808

See notes to unaudited condensed consolidated financial statements.

Aeroflex Holding Corp. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended September 30,
	2012	2011

Net sales	$141,153	$154,884
Cost of sales	72,254	76,365
Gross profit	68,899	78,519

Operating expenses:
Selling, general and administrative costs	35,703	37,131
Research and development costs	20,878	24,275
Amortization of acquired intangibles	14,580	15,736
Restructuring charges	3,267	436
Change in fair value of acquisition contingent consideration liability	-	403
Total operating expenses	74,428	77,981
Operating income (loss)	(5,529)	538

Other income (expense):
Interest expense	(10,078)	(8,574)
Write-off of deferred financing costs	(597)	-
Other income (expense), net	(289)	(295)
Total other income (expense), net	(10,964)	(8,869)

Income (loss) before income taxes	(16,493)	(8,331)
Provision (benefit) for income taxes	(2,354)	(3,289)
Net income (loss)	$(14,139)	$(5,042)

Net income (loss) per common share:
Basic and diluted	$(0.17)	$(0.06)

Weighted average number of common shares outstanding:
Basic and diluted	84,836	84,789

See notes to unaudited condensed consolidated financial statements.

3

Aeroflex Holding Corp. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended September 30,
	2012	2011

Net income (loss)	$(14,139)	$(5,042)

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax provision (benefit) of $192 and $(316)	5,477	(7,378)

Total comprehensive income (loss)	$(8,662)	$(12,420)

See notes to unaudited condensed consolidated financial statements.

Aeroflex Holding Corp. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(14,139)	$(5,042)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	20,123	20,974
Change in fair value of acquisition contingent consideration liability	-	403
Write-off of deferred financing costs	597	-
Deferred income taxes	(2,629)	394
Share-based compensation	636	600
Amortization of deferred financing costs	554	502
Other, net	511	426
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	33,023	23,582
Decrease (increase) in inventories	94	(10,774)
Decrease (increase) in prepaid expenses and other assets	(1,438)	(2,249)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(5,338)	(29,985)

Net cash provided by (used in) operating activities	31,994	(1,169)

Cash flows from investing activities:
Capital expenditures	(4,087)	(4,713)
Other, net	248	4

Net cash provided by (used in) investing activities	(3,839)	(4,709)

Cash flows from financing activities:
Debt repayments	(25,000)	(1,812)
Deferred financing costs	-	(82)
Other, net	(21)	-

Net cash provided by (used in) financing activities	(25,021)	(1,894)

Effect of exchange rate changes on cash and cash equivalents	777	(1,020)

Net increase (decrease) in cash and cash equivalents	3,911	(8,792)
Cash and cash equivalents at beginning of period	41,324	66,278

Cash and cash equivalents at end of period	$45,235	$57,486

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial information of Aeroflex Holding Corp. and subsidiaries (“we”, “our”, “us”, or the “Company”) has been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”), and reflects all adjustments, consisting only of normal recurring adjustments, which in management’s opinion are necessary to state fairly the Company’s financial position as of September 30, 2012, its results of operations for the three month periods ended September 30, 2012 and 2011 and its cash flows for the three month periods ended September 30, 2012 and 2011. The June 30, 2012 balance sheet information has been derived from audited financial statements, but does not include all information or disclosures required by U.S. GAAP.

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

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended June 30, 2012 (“the fiscal 2012 Form 10-K”).

Unless the context requires otherwise, (i) “Sponsors” refers collectively to affiliates of or funds managed by The Veritas Capital Fund III, L.P., Golden Gate Private Equity, Inc., and GS Direct, L.L.C., which indirectly control the Company and (ii) “fiscal” refers to the twelve months ended June 30 of the applicable year. For example, “fiscal 2012” refers to the twelve months ended June 30, 2012.

Results of operations for interim periods are not necessarily indicative of results to be expected for the full fiscal year or any future periods.

2. Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on the presentation of comprehensive income. The new guidance eliminates the option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity is required to present either a continuous statement of net income and other comprehensive income or two separate but consecutive statements. The new guidance also requires entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. This new guidance became effective for us beginning with the first quarter of fiscal 2013 and was applied retrospectively. We have presented other comprehensive income in a separate statement immediately following our Statement of Operations. In December 2011, the FASB issued guidance which indefinitely defers the guidance related to the presentation of reclassification adjustments.

In September 2011, the FASB issued authoritative guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit exceeds its carrying amount, the two-step goodwill impairment test is not required. This new guidance became effective for us beginning with the first quarter of fiscal 2013. The adoption of this new guidance did not have an impact on our consolidated financial statements.

In July 2012, the FASB issued authoritative guidance allowing entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. The new guidance permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. We adopted this guidance in the first quarter of fiscal 2013. The adoption of the new guidance did not have an impact on our consolidated financial statements.

3. Goodwill and Other Intangible Assets

We assess goodwill and other intangible assets with indefinite lives at least annually for impairment in the fourth quarter of our fiscal year, or more frequently if certain events or circumstances indicate an impairment may have occurred. We test goodwill for impairment at the reporting unit level, which is one level below our operating segments.

The carrying amount of goodwill, by segment, was as follows:

	Microelectronic	Test
	Solutions	Solutions	Total
	(In thousands)

Balance at June 30, 2012	$248,090	$160,271	$408,361
Translation adjustments	856	907	1,763
Balance at September 30, 2012	$248,946	$161,178	$410,124

The components of amortizable intangible assets were as follows:

	September 30, 2012				June 30, 2012
	Gross			Gross
	Carrying	Accumulated	Total Net	Carrying	Accumulated	Total Net
	Amount	Amortization	Book Value	Amount	Amortization	Book Value
	(In thousands)

Developed technology	$203,350	$172,802	$30,548	$199,489	$164,065	$35,424
Customer related intangibles	227,419	152,961	74,458	226,865	146,259	80,606
Non-compete arrangements	10,379	8,429	1,950	10,292	8,007	2,285
Trade names	3,354	2,253	1,101	3,298	2,137	1,161
Total	$444,502	$336,445	$108,057	$439,944	$320,468	$119,476

4. Restructuring Charges

The following table sets forth the charges and payments related to the restructuring liability, which is reflected in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets for the periods indicated:

	Balance				Balance
	June 30,				September 30,
	2012	Three Months Ended September 30, 2012			2012
				Effect of
	Restructuring		Cash	Foreign	Restructuring
	Liability	Net Additions	Payments	Currency	Liability
		(In thousands)

Severance costs	$2,085	$2,500	$(2,759)	$47	$1,873

Facilities closure costs	502	767	(449)	-	820

Total	$2,587	$3,267	$(3,208)	$47	$2,693

In the three months ended September 30, 2012, we implemented headcount reductions of 53 employees and closed our ATS Hong Kong office in order to continue to right size the business.

5. Inventories

Inventories consisted of the following:

	September 30,	June 30,
	2012	2012
	(In thousands)

Raw materials	$82,431	$82,202
Work in process	47,945	45,067
Finished goods	27,942	30,821
	$158,318	$158,090

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

Foreign Currency Contract Derivatives

Foreign currency contracts are used to protect us from fluctuations in exchange rates. Our foreign currency contracts are not designated as hedges and therefore the change in fair value is included in other income (expense) as it occurs. As of September 30, 2012, we had $31.4 million of notional value foreign currency forward contracts maturing through October 31, 2012. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts.

The fair values of our derivative financial instruments included in the consolidated balance sheets as of September 30, 2012 and June 30, 2012 were as follows:

Asset (Liability) Derivatives
	September 30, 2012		June 30, 2012
	Balance Sheet		Balance Sheet
	Location	Fair Value (1)	Location	Fair Value (1)
(In thousands)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$(2)	Prepaid expenses and other current assets	$23

(1)	The fair values of derivative assets and liabilities are determined based on observable market data and are considered level 2 in the fair value hierarchy.

The amounts of the gains and losses related to our derivative financial instruments not designated as hedging instruments for the three months ended September 30, 2012 and 2011 were as follows:

Derivatives Not	Location of Gain or (Loss)	Amount of Gain or (Loss)
Designated as	Recognized in Earnings on	Recognized in Earnings on
Hedging Instruments	Derivative	Derivative
		Three Months Ended September 30,
		2012	2011
		(In thousands)
Foreign currency forward contracts	Other income (expense)	$(25)	$156

7. Long Term Debt and Credit Agreements

On May 24, 2012, we amended our senior secured credit facility, which allowed us to increase the flexibility under the total leverage ratio covenant. As of result of the amendment, the applicable LIBOR interest margin increased from 300 basis points to 450 basis points.

For the three months ended September 30, 2012, we voluntarily prepaid $25.0 million of our term loan with cash on hand from operations. The voluntary prepayment resulted in the write-off of the related deferred financing costs of $597,000.

As of September 30, 2012, we were in compliance with all of the financial covenants contained in the senior secured credit facility.

Interest paid was $9.2 million and $8.0 million for the three months ended September 30, 2012 and 2011, respectively. Accrued interest of $5.2 million and $5.1 million was included in accrued expenses and other current liabilities at September 30, 2012 and June 30, 2012, respectively.

The fair value of our debt instruments was as follows:

	As of September 30, 2012
	Carrying Amount	Estimated Fair Value
	(In thousands)

Senior secured term loan facility	$616,375	$618,671

As of June 30, 2012, our total debt had a carrying value of $641.4 million and a fair value of $622.1 million.

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

8. Net Income (Loss) Per Common Share

Our consolidated statements of operations present basic and diluted net income (loss) per common share. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the dilutive effects of RSUs. The treasury stock method was used to determine the dilutive effect of potentially dilutive securities. Due to the net loss for the three months ended September 30, 2012, all 340,000 shares of common stock equivalents were excluded from diluted net income (loss) per common share because they were anti-dilutive. There were no potentially dilutive securities for the three months ended September 30, 2011.

9. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) was as follows:

	As of and for the
	Three Months Ended September 30,
	2012	2011
	(In thousands)

Net minimum pension liability, beginning of year	$(1,448)	$(544)
Three months' activity in minimum pension liability, net of tax	-	-
Net minimum pension liability, September 30	(1,448)	(544)

Net cumulative translation adjustment, beginning of year	(38,028)	(31,992)
Three months' activity in cumulative translation adjustment, net of tax	5,477	(7,378)
Net cumulative translation adjustment, September 30	(32,551)	(39,370)

Accumulated other comprehensive income (loss)	$(33,999)	$(39,914)

10. Income Taxes

The income tax benefit was $2.4 million for the three months ended September 30, 2012 on a pre-tax loss of $16.5 million. We recorded an income tax benefit for the three months ended September 30, 2011 of $3.3 million on a pre-tax loss of $8.3 million. The effective income tax rate for both periods differed from the amount computed by applying the U.S. federal income tax rate to income before taxes primarily due to foreign, state and local income taxes, including U.S. income tax on certain foreign net income that we anticipate will be repatriated to the U.S.

The income tax benefit for the three months ended September 30, 2012 reflects a discrete benefit of $116,000 relating to a statutory income tax rate reduction in the U.K. and a reduction of a deferred tax liability related to the repatriation of funds from our Chinese subsidiary largely offset by a true-up of a deferred tax item in the U.K. The income tax benefit for the three months ended September 30, 2011 reflects a discrete benefit of $700,000 relating to a reduction in the statutory income tax rate in the U.K.

Absent the discrete items, the effective tax rates were 14% and 31% for the three months ended September 30, 2012 and 2011, respectively. The current year’s provision was a combination of projected annual U.S. tax benefit on a domestic book loss and foreign tax expense on foreign earnings. The prior year’s provision was a combination of projected annual U.S. tax expense on domestic earnings and foreign tax expense on foreign earnings. The resulting projected net consolidated income tax rate was applied against year-to-date pre-tax income to arrive at the year-to-date provision before adjustment for discrete items.

In the three months ended September 30, 2012 and 2011, we paid income taxes of $1.2 million and $3.5 million and received refunds of $843,000 and $94,000, respectively.

11. Legal Matters

We have identified instances of noncompliance with the International Traffic in Arms Regulations, or ITAR, in certain of our past business activities as well as in the pre-acquisition business activities of certain acquired companies. These include the inadvertent misclassification and/or export of products without the required license and the disclosure of controlled technology to certain foreign national employees. These matters were formally disclosed to the U.S. Department of State from time to time from fiscal 2007 through fiscal 2012. Matters resolved to date have been without penalty. At this time it is not possible to determine whether any fines or other penalties will be assessed against us or the materiality of the outcome of the remaining ITAR matters.

In March 2005, we sold the net assets of our shock and vibration control device manufacturing business, which we refer to as VMC. Under the terms of the sale agreements, we retained certain liabilities relating to adverse environmental conditions that existed at the premises occupied by VMC as of the date of sale. We recorded a liability for the estimated remediation costs related to adverse environmental conditions that existed at the VMC premises when it was sold. The accrued environmental liability at September 30, 2012 was $1.3 million, of which $350,000 is expected to be paid within one year.

We are also involved in various other claims and legal actions that arise in the ordinary course of business. We do not believe that the ultimate resolution of any of these actions will have a material adverse effect on our business, results of operations, financial position, liquidity or capital resources.

12. Business Segments

We are a global provider of radio frequency, or RF, and microwave integrated circuits, components and systems used in the design, development and maintenance of technically demanding, high-performance wireless communication systems. Our solutions include highly specialized microelectronic components and test and measurement equipment used by companies in the space, avionics, defense, commercial wireless communications, medical and other markets. Approximately 32% and 34% of our sales for the three months ended September 30, 2012 and 2011, respectively, were to agencies of the United States government or to prime defense contractors or subcontractors of the United States government. No customer constituted more than 10% of sales during any of the periods presented. Inter-segment sales were not material and have been eliminated from the tables below.

The majority of our operations are located in the United States. We also have operations in Europe and Asia, with our most significant non-U.S. operations in the U.K. Net sales from facilities located in the U.K. were $35.3 million and $34.8 million for the three months ended September 30, 2012 and 2011, respectively. Total assets of the U.K. operations were $177.4 million as of September 30, 2012 and $177.9 million as of June 30, 2012.

Net sales, based on the customers’ locations, attributed to the United States and other regions were as follows:

	Three Months Ended September 30,
	2012	2011
	(In thousands)

United States of America	$79,792	$90,186
Europe and Middle East	35,808	33,304
Asia and Australia	22,149	26,609
Other regions	3,404	4,785
	$141,153	$154,884

We organize our operations into two segments: Aeroflex Microelectronic Solutions, or AMS, and Aeroflex Test Solutions, or ATS. We engineer, manufacture and market a diverse range of products in each of our segments.

AMS offers a broad range of microelectronics products and is a leading provider of high-performance, high reliability specialty microelectronics components. Its products include high reliability, or HiRel, microelectronics/semiconductors, RF and microwave components, mixed-signal/digital Application Specific Integrated Circuits (“ASICs”) and motion control products. ATS is a leading provider of a broad line of specialized test and measurement equipment. Its products include wireless test equipment, military radio and private mobile radio test equipment, avionics test equipment, synthetic test equipment and general purpose test equipment.

Selected financial data by segment was as follows:

	Three Months Ended September 30,
	2012	2011
	(In thousands)
Net sales
- Microelectronic solutions ("AMS")	$74,450	$81,805
- Test solutions ("ATS")	66,703	73,079
Net sales	$141,153	$154,884

Segment adjusted operating income
- AMS	$15,413	$19,388
- ATS	2,206	1,829
- General corporate expense	(4,026)	(3,420)
Adjusted operating income	13,593	17,797

Amortization of acquired intangibles
- AMS	(8,833)	(9,033)
- ATS	(5,747)	(6,703)
Share-based compensation
- Corporate	(458)	(600)
- AMS	(109)	-
- ATS	(69)	-
Restructuring charges
- AMS	(204)	(376)
- ATS	(3,063)	(60)
Business acquisition and divestiture related costs - Corporate	(597)	(14)
Increase in fair value of acquisition contingent
consideration liability - Corporate	-	(403)
Current period impact of acquisition related adjustments
- AMS	(9)	(38)
- ATS	22	23
- Corporate	(55)	(55)
Operating income (loss) (GAAP)	(5,529)	538

Interest expense	(10,078)	(8,574)
Write-off of deferred financing costs	(597)	-
Other income (expense), net	(289)	(295)
Income (loss) before income taxes	$(16,493)	$(8,331)

Management evaluates the operating results of our two segments based upon adjusted operating income, which is pre-tax operating income before costs related to amortization of acquired intangibles, share-based compensation, restructuring charges, business acquisition and divestiture related expenses and the impact of any acquisition related adjustments. We have set out above our adjusted operating income by segment and in the aggregate, and have provided a reconciliation of adjusted operating income to operating income on a GAAP basis and income (loss) before income taxes for the periods presented.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, (i) “we”, “our”, “us”, or the “Company” refer to Aeroflex Holding Corp. and subsidiaries, (ii) “Sponsors” refers collectively to affiliates of or funds managed by The Veritas Capital Fund III, L.P., Golden Gate Private Equity, Inc., and GS Direct, L.L.C., which indirectly control the Company, and (iii) “fiscal” refers to the twelve months ended June 30 of the applicable year. For example, “fiscal 2012” refers to the twelve months ended June 30, 2012.

Forward-Looking Statements

This report contains "forward-looking statements". All statements other than statements of historical fact are "forward-looking" statements for purposes of the U.S. federal and state securities laws. These statements may be identified by the use of forward-looking terminology such as "anticipate", "believe", "continue", "could", "estimate", "expect", "intend", "may", "might", "plan", "potential", "predict", "should" or "will" or the negative thereof or other variations thereon or comparable terminology.

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. A listing of some of the key factors that could cause actual results to differ from our expectations is included under the caption “Risk Factors” in our fiscal 2012 Form 10-K.

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

Business Segments

Our business segments and major products included in each segment are as follows:

Microelectronic Solutions (“AMS”)

•	HiRel microelectronics/semiconductors
•	RF and microwave components
•	Mixed-signal/digital ASICs
•	Motion control products

Test Solutions (“ATS”)

•	Wireless test equipment
•	Military radio and Private Mobile Radio, or PMR, test equipment
•	Avionics test equipment
•	Synthetic test equipment
•	General purpose test equipment

Results of Operations

The following table sets forth our historical results of operations as a percentage of net sales for the periods indicated below:

	Three Months Ended September 30,
	2012	2011
Net sales	100.0%	100.0%
Cost of sales	51.2	49.3
Gross profit	48.8	50.7

Operating expenses:
Selling, general and administrative costs	25.3	23.9
Research and development costs	14.8	15.7
Amortization of acquired intangibles	10.3	10.2
Restructuring charges	2.3	0.3
Change in fair value of acquisition contingent consideration liability	-	0.3
Total operating expenses	52.7	50.4

Operating income (loss)	(3.9)	0.3

Other income (expense):
Interest expense	(7.1)	(5.5)
Write-off of deferred financing costs	(0.4)	-
Other income (expense), net	(0.2)	(0.2)

Income (loss) before income taxes	(11.6)	(5.4)
Provision (benefit) for income taxes	(1.7)	(2.1)

Net income (loss)	(9.9)%	(3.3)%

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

The end markets that we operate in continue to be challenged by macro-economic factors, including the European financial crisis and uncertainty over U.S. government spending, both of which have caused customers to be more conservative with their buying patterns.

Our experienced senior management team constantly reviews the Company’s operations, continually looks for additional efficiencies and is not hesitant to take the actions needed to improve the Company’s profitability based on our current level of business. For instance, during fiscal 2012 we initiated cost saving measures by reducing personnel at various locations worldwide. These activities continued in the first quarter of fiscal 2013, primarily with the reorganization of our European ATS business to make its operations more focused and appropriate for the sales level that we are currently experiencing, as well as positioning us for the opportunity to achieve future growth.

Net Sales. Net sales decreased $13.7 million, or 9%, to $141.2 million for the three months ended September 30, 2012 from $154.9 million for the three months ended September 30, 2011.

Net Sales
Three Months		% of		% of
Ended		Consolidated		Consolidated
September 30,	AMS	Net Sales	ATS	Net Sales	Total
(In thousands, except percentages)

2012	$74,450	52.7%	$66,703	47.3%	$141,153
2011	$81,805	52.8%	$73,079	47.2%	$154,884

Net sales in the AMS segment decreased $7.4 million, or 9%, to $74.5 million for the three months ended September 30, 2012 from $81.8 million for the three months ended September 30, 2011. This sales decrease was primarily attributable to volume driven reductions of HiRel microelectronics/semiconductors due to program delays, combined with government budgetary constraints on defense and space programs; mixed-signal/digital Application Specific Integrated Circuits (“ASICs”); and motion control products.

Net sales in the ATS segment decreased $6.4 million, or 9%, to $66.7 million for the three months ended September 30, 2012 from $73.1 million for the three months ended September 30, 2011. The decrease was attributable to a large shipment of radio test sets in the first quarter of fiscal 2012, not repeated in fiscal 2013, and a volume driven reduction in sales of avionics test equipment.

Gross Profit. Gross profit equals net sales less cost of sales. Cost of sales includes materials, direct labor, amortization of capitalized software development costs and overhead expenses such as engineering labor, fringe benefits, depreciation, allocable occupancy costs and manufacturing supplies.

On a consolidated basis, gross profit was $68.9 million, or 48.8% of net sales, for the three months ended September 30, 2012 compared to $78.5 million, or 50.7% of net sales, for the three months ended September 30, 2011.

Gross Profit

Three Months		% of		% of		% of
Ended		Net		Net		Net
September 30,	AMS	Sales	ATS	Sales	Total	Sales
(In thousands, except percentages)

2012	$36,449	49.0%	$32,450	48.6%	$68,899	48.8%
2011	$41,022	50.1%	$37,497	51.3%	$78,519	50.7%

Gross margins in the AMS segment were 49.0% for the three months ended September 30, 2012 and 50.1% for the three months ended September 30, 2011. Gross profit decreased $4.6 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 largely due to the reduction in sales. The decrease in gross margin is principally attributable to product mix.

Gross margins in the ATS segment were 48.6% for the three months ended September 30, 2012 and 51.3% for the three months ended September 30, 2011. Gross profit decreased $5.0 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 largely due to the reduction in sales. The decrease in gross margin is principally attributable to product mix.

Selling, General and Administrative Costs. Selling, general and administrative (“SG&A”) costs include office and management salaries, fringe benefits, commissions, insurance and professional fees.

On a consolidated basis, SG&A costs decreased $1.4 million when comparing the three months ended September 30, 2012 to the three months ended September 30, 2011, primarily due to cost reductions in Europe of $1.2 million. The reduction in sales caused SG&A, as a percentage of sales, to increase from 24.0% to 25.3% when comparing the three months ended September 30, 2011 to the three months ended September 30, 2012.

Selling, General and Administrative Costs

Three Months		% of		% of			% of
Ended		Net		Net			Net
September 30,	AMS	Sales	ATS	Sales	Corporate	Total	Sales
(In thousands, except percentages)

2012	$12,271	16.5%	$18,296	27.4%	$5,136	$35,703	25.3%
2011	$13,023	15.9%	$20,019	27.4%	$4,089	$37,131	23.9%

Research and Development Costs. Research and development costs include materials, engineering labor and allocated overhead.

On a consolidated basis, research and development costs decreased $3.4 million for the three months ended September 30, 2012 from the three months ended September 30, 2011.

Research and Development Costs

Three Months		% of		% of		% of
Ended		Net		Net		Net
September 30,	AMS	Sales	ATS	Sales	Total	Sales
(In thousands, except percentages)

2012	$8,882	11.9%	$11,996	18.0%	$20,878	14.8%
2011	$8,649	10.6%	$15,626	21.4%	$24,275	15.7%

Research and development costs in the ATS segment decreased $3.6 million, primarily due to the reduction of R&D contract engineering headcount by 65 people in conjunction with the completion of wireless related development projects near the end of fiscal 2012.

Restructuring Charges. On a consolidated basis, restructuring charges were $3.3 million for the three months ended September 30, 2012 compared to $436,000 for the three months ended September 30, 2011. The restructuring charges wereprimarily related to cost savings initiatives which resulted in reductions in personnel at various locations worldwide.

The AMS segment incurred total restructuring costs of $204,000 and $376,000 in the three months ended September 30, 2012 and 2011, respectively.

The ATS segment incurred restructuring costs related to the reorganization of our European operations of $3.1 million and $60,000 for the three months ended September 30, 2012 and 2011, respectively.

Interest Expense. Interest expense increased by $1.5 million to $10.1 million for the three months ended September 30, 2012 from $8.6 million for the three months ended September 30, 2011. Interest expense increased as a result of the 150 basis point increase in our interest rate on May 24, 2012, partially offset by a lower outstanding principal amount due to voluntary debt payments of $80 million in the latter half of fiscal 2012 and $25 million in the three months ended September 30, 2012.

Income Taxes. The income tax benefit was $2.4 million for the three months ended September 30, 2012 on a pre-tax loss of $16.5 million. We recorded an income tax benefit for the three months ended September 30, 2011 of $3.3 million on a pre-tax loss of $8.3 million. The effective income tax rate for both periods differed from the amount computed by applying the U.S. federal income tax rate to income before taxes primarily due to foreign, state and local income taxes, including U.S. income tax on certain foreign net income that we anticipate will be repatriated to the U.S.

The income tax benefit for the three months ended September 30, 2012 reflects a discrete benefit of $116,000 relating to a statutory income tax rate reduction in the U.K. and a reduction of a deferred tax liability related to the repatriation of funds from our Chinese subsidiary largely offset by a true-up of a deferred tax item in the U.K. The income tax benefit for the three months ended September 30, 2011 reflects a discrete benefit of $700,000 relating to a reduction in the statutory income tax rate in the U.K.

Absent the discrete items, the effective tax rates were 14% and 31% for the three months ended September 30, 2012 and 2011, respectively. The current year’s provision was a combination of projected annual U.S. tax benefit on a domestic book loss and foreign tax expense on foreign earnings. The prior year’s provision was a combination of projected annual U.S. tax expense on domestic earnings and foreign tax expense on foreign earnings. The resulting projected net consolidated income tax rate was applied against year-to-date pre-tax income to arrive at the year-to-date provision before adjustment for discrete items.

In the three months ended September 30, 2012 and 2011, we paid income taxes of $1.2 million and $3.5 million, respectively.

Net Income (Loss). Net income (loss) was $(14.1) million for the three months ended September 30, 2012 and $(5.0) million for the three months ended September 30, 2011.

Liquidity and Capital Resources

As of September 30, 2012, we had $45.2 million of cash and cash equivalents, $262.1 million in working capital and our current ratio was 3.55 to 1, versus $41.3 million, $289.2 million and 3.70 to 1, respectively, at June 30, 2012.

Our principal liquidity requirements are to service our debt and interest and meet our working capital and capital expenditure needs. As of September 30, 2012, we had $616.4 million of debt outstanding, all of which was long-term, under the senior secured term loan. Additionally, at September 30, 2012, we were able to borrow $75.0 million under the revolving portion of our senior secured credit facility, of which none was outstanding.

During the three months ended September 30, 2012, we had accumulated cash in excess of our forecasted operating needs. Consistent with our objective to reduce the outstanding term loan balance and reduce our ongoing interest expense, we voluntarily prepaid a total of $25.0 million of our term loan during the three months ended September 30, 2012.

As a result of prepayments made to date, there are no required debt principal payments due until fiscal 2018.

As of September 30, 2012, we were in compliance with all of the covenants contained in our debt agreement. Certain loan covenants are based on Adjusted EBITDA. Adjusted EBITDA is defined as EBITDA (net income (loss), before interest expense, income taxes, depreciation and amortization) adjusted to add back or subtract certain non-cash, non-recurring and other items, as permitted by various provisions in our debt agreement. Our use of the term Adjusted EBITDA may vary from others in our industry. EBITDA and Adjusted EBITDA are not measures of operating income (loss), performance or liquidity under U.S. GAAP and are subject to important limitations. A reconciliation of net income (loss), which is a U.S. GAAP measure of our operating results, to Adjusted EBITDA, as defined in our debt agreement, is as follows:

	Three Months Ended September 30,
	2012	2011
	(In thousands)

Net income (loss)	$(14,139)	$(5,042)
Interest expense	10,078	8,574
Provision (benefit) for income taxes	(2,354)	(3,289)
Depreciation and amortization	20,123	20,974
EBITDA	13,708	21,217

Restructuring costs and related pro forma savings(a)	3,702	3,002
Share-based compensation	636	600
Change in fair value of acquisition contingent consideration liability	-	403
Write-off of deferred financing costs	597	-
Other defined items(b)	797	489
Adjusted EBITDA	$19,440	$25,711

(a)	Primarily reflects costs associated with the reorganization of our European operations and consolidation of certain of our U.S. component facilities. Pro forma savings reflect the costs that we estimate would have been eliminated during the fiscal year in which a restructuring occurred had the restructuring occurred as of the first day of that fiscal year. Pro forma savings were estimated to be $434,000 and $2.6 million for the three months ended September 30, 2012 and 2011, respectively. The pro forma savings of $2.6 million for the three months ended September 30, 2011 were not reflected in our Adjusted EBITDA as reported in our September 30, 2011 report on Form 10-Q as they relate to restructuring activities recorded throughout fiscal 2012.

(b)	Reflects other adjustments required in calculating our debt covenant compliance. These other defined items include legal fees related to litigation and business acquisition and divestiture related costs.

Financial covenants in our senior secured credit facility include a maximum leverage ratio of total debt (less up to $15.0 million of unrestricted cash) to Adjusted EBITDA, as defined in our senior secured credit facility. The maximum leverage ratio permitted for the twelve months ended September 30, 2012 was 5.75, whereas our actual leverage ratio was 4.80. The maximum leverage ratio permitted periodically decreases as follows:

Effective as of	Maximum
the Twelve Months	Permitted
Ending	Leverage Ratio

March 31, 2013	5.50
September 30, 2013	5.25
March 31, 2014	5.00
June 30, 2014	4.50
September 30, 2014	4.00
December 31, 2014	3.75
March 31, 2015	3.50

We believe that, for the balance of fiscal 2013, we will continue to be in compliance with the leverage ratio.

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

We expect that cash generated from operating activities and availability under the revolving portion of our new senior secured credit facility will be our principal sources of liquidity. Our ability to make payments on and to refinance our indebtedness and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. In addition, to the extent we have consolidated excess cash flows, as defined in the credit agreement governing the senior secured credit facility, we must use specified portions of the excess cash flows to prepay the senior secured credit facility. Based on our current level of operations, we believe our cash flow from operations and available borrowings under our senior secured credit facility will be adequate to meet our liquidity needs for at least the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flow from operations, or that future borrowings will be available in an amount sufficient to enable us to repay our indebtedness at maturity or to fund other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before the maturity thereof. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Cash Flows

For the three months ended September 30, 2012, our cash flow provided by operations was $32.0 million, which included cash generated by reductions in accounts receivable of $33.0 million. Our investing activities used cash of $3.8 million, primarily for capital expenditures of $4.1 million. Our financing activities used cash of $25.0 million, primarily for voluntary debt prepayments.

For the three months ended September 30, 2011, our cash flow used by operations was $1.2 million. Our investing activities used cash of $4.7 million, virtually all for capital expenditures. Our financing activities used cash of $1.9 million, primarily for debt repayments.

Capital Expenditures

Capital expenditures were $4.1 million and $4.7 million for the three months ended September 30, 2012 and 2011, respectively. Our capital expenditures primarily consist of equipment replacements.

Contractual Obligations

There have been no material changes in our contractual obligations as disclosed in our fiscal 2012 Form 10-K.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have material current or future effect upon our results of operations or financial condition.

Critical Accounting Policies and Estimates

Information regarding our critical accounting policies and estimates appears within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our fiscal 2012 Form 10-K. During the three month period ended September 30, 2012, there were no significant changes to any critical accounting policies or to the related estimates and judgments involved in applying those policies.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We are subject to interest rate risk in connection with borrowings under our senior secured credit facility. We currently do not have interest rate swap agreements hedging this debt. As of September 30, 2012, there was $616.4 million outstanding at adjusted LIBOR plus 4.5% under the term-loan portion of the senior secured credit facility, all of which is subject to variable interest rates. The adjusted LIBOR, as defined in the senior secured credit facility, has a floor of 1.25% on the term loan. Based on LIBOR at September 30, 2012, an increase of 1% in interest rates would result in a 0.11% increase, due to the 1.25% floor, or a $687,000 increase in our annual interest expense. Any 1% increase in interest rates above the 1.25% floor would result in a $6.2 million increase in our annual interest expense. A 1% change in interest rates would result in a $760,000 change in our annual interest expense on the revolving loan borrowings, assuming the entire $75.0 million was outstanding. Any debt we incur in the future may also bear interest at floating rates.

Foreign Currency Risk. Foreign currency contracts are used to protect us from exchange rate fluctuation from the time customers are invoiced in local currency until such currency is exchanged for U.S. dollars. We periodically enter into foreign currency contracts, which are not designated as hedges, and the change in the fair value is included in income currently within other income (expense). As of September 30, 2012, we had $31.4 million of notional value foreign currency forward contracts maturing through October 31, 2012. Notional amounts do not quantify risk or represent assets or liabilities, but are used in the calculation of cash settlements under the contracts. The fair value of these contracts at September 30, 2012 was a liability of $2,000. If foreign currency exchange rates (primarily the British pound and the Euro) change by 10% from the levels at September 30, 2012, the effect on our comprehensive income would be approximately $15.9 million.

Inflation Risk. Inflation has not had a material impact on our results of operations or financial condition during the preceding three years.

ITEM 4. CONTROLS AND PROCEDURES

Our disclosure controls and procedures under the Securities Exchange Act of 1934, as amended, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Principal Executive Officer and our Principal Financial Officer, with the assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2012 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes in our legal proceedings disclosed in our fiscal 2012 Form 10-K.

Item 1A. Risk Factors

There have been no material changes in our risk factors disclosed in our fiscal 2012 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Exhibit Description

10.1	Executive Employment Agreement, entered into as of September 28, 2012, by and between Aeroflex Incorporated and Andrew F. Kaminsky (incorporated by reference to Registrant’s Current Report on Form 8-K filed October 3, 2012).
10.2

Amendment No. 6 to Employment Agreement, dated as of September 28, 2012, by and between Aeroflex Incorporated and John Adamovich, Jr. (incorporated by reference to Registrant’s Current Report on Form 8-K filed October 3, 2012).

10.3

Amendment No. 1 to Employment Agreement, dated as of September 28, 2012, by and between Aeroflex Incorporated and Edward S. Wactlar (incorporated by reference to Registrant’s Current Report on Form 8-K filed October 3, 2012).

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

AEROFLEX HOLDING CORP.

/s/ John Adamovich, Jr.
John Adamovich, Jr.
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

November 8, 2012

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1	Executive Employment Agreement, entered into as of September 28, 2012, by and between Aeroflex Incorporated and Andrew F. Kaminsky (incorporated by reference to Registrant’s Current Report on Form 8-K filed October 3, 2012).

10.2

Amendment No. 6 to Employment Agreement, dated as of September 28, 2012, by and between Aeroflex Incorporated and John Adamovich, Jr. (incorporated by reference to Registrant’s Current Report on Form 8-K filed October 3, 2012).

10.3

Amendment No. 1 to Employment Agreement, dated as of September 28, 2012, by and between Aeroflex Incorporated and Edward S. Wactlar (incorporated by reference to Registrant’s Current Report on Form 8-K filed October 3, 2012).

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

