Form 10-Q
period 2012-12-31
AEROFLEX HOLDING CORP.
filed 2013-02-06
CIK 1487990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                         December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

February 6, 2013	84,930,237
(Date)	(Number of Shares)

AEROFLEX HOLDING CORP.

AND SUBSIDIARIES

INDEX

	PART I: FINANCIAL INFORMATION	PAGE

Item 1	UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
	December 31, 2012 and June 30, 2012	2

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	, Serif">Three Months Ended December 31, 2012 and 2011	3
	Six Months Ended December 31, 2012 and 2011	4

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE
	INCOME (LOSS)
	Three Months Ended December 31, 2012 and 2011	5
	Six Months Ended December 31, 2012 and 2011	5

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended December 31, 2012 and 2011	6

	NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	7 – 17

Item 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
	RESULTS OF OPERATIONS
	Three and Six Months Ended December 31, 2012 and 2011	18 – 29

Item 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	30

Item 4	CONTROLS AND PROCEDURES	30

	PART II: OTHER INFORMATION

Item 1	LEGAL PROCEEDINGS	31

Item 1A	RISK FACTORS	31

Item 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	31

Item 3	DEFAULTS UPON SENIOR SECURITIES	31

Item 4	MINE SAFETY DISCLOSURES	31

Item 5	OTHER INFORMATION	31

Item 6	EXHIBITS	32

SIGNATURE		33

EXHIBIT INDEX		34

CERTIFICATIONS		35 - 39

Aeroflex Holding Corp. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	June 30,
	2012	2012
Assets
Current assets:
Cash and cash equivalents	$41,676	$41,324
Accounts receivable, less allowance for doubtful accounts of $1,562 and $981	126,260	146,597
Inventories	160,049	158,090
Deferred income taxes	26,402	33,315
Income taxes receivable	462	4,935
Prepaid expenses and other current assets	10,310	11,942
Total current assets	365,159	396,203

Property, plant and equipment, net of accumulated depreciation of $111,391 and $102,310	102,234	101,632
Deferred financing costs, net	13,794	15,720
Other assets	32,989	34,955
Intangible assets with definite lives, net	94,112	119,476
Intangible assets with indefinite lives	114,344	113,461
Goodwill	410,462	408,361

Total assets	$1,133,094	$1,189,808

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$28,917	$26,822
Advance payments by customers and deferred revenue	22,290	23,433
Income taxes payable	66	593
Accrued payroll expenses	18,139	18,635
Accrued expenses and other current liabilities	36,667	37,559
Total current liabilities	106,079	107,042

Long-term debt	606,375	641,375
Deferred income taxes	79,914	94,022
Other long-term liabilities	19,423	20,592
Total liabilities	811,791	863,031

Stockholders' equity:
Preferred stock, par value $.01 per share; 50,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $.01 per share; 300,000,000 shares authorized, 84,930,237 and 84,845,687 shares issued and outstanding	849	848
Additional paid-in capital	649,741	648,092
Accumulated other comprehensive income (loss)	(33,206)	(39,476)
Accumulated deficit	(296,081)	(282,687)
Total stockholders' equity	321,303	326,777

Total liabilities and stockholders' equity	$1,133,094	$1,189,808

See notes to unaudited condensed consolidated financial statements.

Aeroflex Holding Corp. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended December 31,
	2012	2011

Net sales	$156,230	$171,138
Cost of sales	77,232	85,447
Gross profit	78,998	85,691

Operating expenses:
Selling, general and administrative costs	36,617	37,997
Research and development costs	21,088	22,420
Amortization of acquired intangibles	14,063	15,665
Restructuring charges	66	915
Impairment of asset held for sale	1,340	-
Change in fair value of acquisition contingent consideration liability	-	448
Total operating expenses	73,174	77,445
Operating income	5,824	8,246

Other income (expense):
Interest expense	(9,768)	(8,560)
Write-off of deferred financing costs	(227)	-
Other income (expense), net	(212)	(398)
Total other income (expense), net	(10,207)	(8,958)

Income (loss) before income taxes	(4,383)	(712)
Provision (benefit) for income taxes	(5,128)	(177)
Net income (loss)	$745	$(535)

Net income (loss) per common share:
Basic	$0.01	$(0.01)
Diluted	$0.01	$(0.01)

Weighted average number of common shares outstanding:
Basic	84,870	84,804
Diluted	84,880	84,804

See notes to unaudited condensed consolidated financial statements.

Aeroflex Holding Corp. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Six Months Ended December 31,
	2012	2011

Net sales	$297,383	$326,022
Cost of sales	149,486	161,812
Gross profit	147,897	164,210

Operating expenses:
Selling, general and administrative costs	72,320	75,128
Research and development costs	41,966	46,695
Amortization of acquired intangibles	28,643	31,401
Restructuring charges	3,333	1,351
Impairment of asset held for sale	1,340	-
Change in fair value of acquisition contingent consideration liability	-	851
Total operating expenses	147,602	155,426
Operating income	295	8,784

Other income (expense):
Interest expense	(19,846)	(17,134)
Write-off of deferred financing costs	(824)	-
Other income (expense), net	(501)	(693)
Total other income (expense), net	(21,171)	(17,827)

Income (loss) before income taxes	(20,876)	(9,043)
Provision (benefit) for income taxes	(7,482)	(3,466)
Net income (loss)	$(13,394)	$(5,577)

Net income (loss) per common share:
Basic and diluted	$(0.16)	$(0.07)

Weighted average number of common shares outstanding:
Basic and diluted	84,853	84,797

See notes to unaudited condensed consolidated financial statements.

Aeroflex Holding Corp. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Three Months Ended
	December 31,
	2012	2011

Net income (loss)	$745	$(535)

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax provision (benefit) of $37 and $(50).	793	(817)

Total comprehensive income (loss)	$1,538	$(1,352)

	Six Months Ended
	December 31,
	2012	2011

Net income (loss)	$(13,394)	$(5,577)

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax provision (benefit) of $229 and $(366)	6,270	(8,195)

Total comprehensive income (loss)	$(7,124)	$(13,772)

See notes to unaudited condensed consolidated financial statements.

Aeroflex Holding Corp. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended December 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(13,394)	$(5,577)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	39,803	41,804
Change in fair value of acquisition contingent consideration liability	-	851
Impairment of asset held for sale	1,340	-
Write-off of deferred financing costs	824	-
Deferred income taxes	(7,766)	(754)
Share-based compensation	1,367	1,730
Amortization of deferred financing costs	1,101	1,009
Other, net	774	1,100
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	20,404	17,994
Decrease (increase) in inventories	(1,342)	1,349
Decrease (increase) in prepaid expenses and other assets	3,676	(1,533)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(2,678)	(39,557)

Net cash provided by (used in) operating activities	44,109	18,416

Cash flows from investing activities:
Payments for purchase of businesses, net of cash acquired	-	(5,106)
Capital expenditures	(9,262)	(9,494)
Other, net	335	79

Net cash provided by (used in) investing activities	(8,927)	(14,521)

Cash flows from financing activities:
Payment of contingent consideration related to business acquisition	-	(948)
Debt repayments	(35,000)	(3,625)
Deferred financing costs	-	(115)
Other, net	(641)	-

Net cash provided by (used in) financing activities	(35,641)	(4,688)

Effect of exchange rate changes on cash and cash equivalents	811	(1,115)

Net increase (decrease) in cash and cash equivalents	352	(1,908)
Cash and cash equivalents at beginning of period	41,324	66,278

Cash and cash equivalents at end of period	$41,676	$64,370

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial information of Aeroflex Holding Corp. and subsidiaries (“we”, “our”, “us”, or the “Company”) has been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”), and reflects all adjustments, consisting of normal recurring adjustments, which in management’s opinion are necessary for a fair presentation. The June 30, 2012 balance sheet information has been derived from audited financial statements, but does not include all information or disclosures required by U.S. GAAP.

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

Unless the context requires otherwise, “fiscal” refers to the twelve months ended June 30 of the applicable year. For example, “fiscal 2012” refers to the twelve months ended June 30, 2012.

Results of operations for interim periods are not necessarily indicative of results to be expected for the full fiscal year or any future periods.

2.	Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on the presentation of comprehensive income. The new guidance eliminates the option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity is required to present either a continuous statement of net income and other comprehensive income or two separate but consecutive statements. This new guidance became effective for us beginning with the first quarter of fiscal 2013 and was applied retrospectively. We have presented other comprehensive income in a separate statement immediately following our Statements of Operations. The new guidance would have required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. In December 2011, the FASB issued guidance which indefinitely defers the guidance related to the presentation of reclassification adjustments.

In September 2011, the FASB issued authoritative guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity’s qualitative assessment determines that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, the two-step goodwill impairment test is not required. This new guidance became effective for us beginning with the first quarter of fiscal 2013. The adoption of this new guidance did not have an impact on our consolidated financial statements.

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

We assess goodwill and other intangible assets with indefinite lives at least annually for impairment, in the fourth quarter of our fiscal year, or more frequently if certain events or circumstances indicate an impairment may have occurred. We test goodwill for impairment at the reporting unit level, which is one level below our operating segments.

The carrying amount of goodwill, by segment, was as follows:

	Microelectronic	Test
	Solutions	Solutions	Total
	(In thousands)

Balance at June 30, 2012	$248,090	$160,271	$408,361
Foreign currency translation adjustments	1,026	1,075	2,101
Balance at December 31, 2012	$249,116	$161,346	$410,462

The components of amortizable intangible assets were as follows:

	December 31, 2012			June 30, 2012
	Gross			Gross
	Carrying	Accumulated	Total Net	Carrying	Accumulated	Total Net
	Amount	Amortization	Book Value	Amount	Amortization	Book Value
	(In thousands)

Developed technology	$203,610	$180,249	$23,361	$199,489	$164,065	$35,424
Customer related intangibles	227,553	159,438	68,115	226,865	146,259	80,606
Non-compete arrangements	10,396	8,782	1,614	10,292	8,007	2,285
Trade names	3,366	2,344	1,022	3,298	2,137	1,161
Total	$444,925	$350,813	$94,112	$439,944	$320,468	$119,476

Based on a reduced forecast in one of our ATS reporting units, Avionics-Communications (Av-Comm), resulting from continued uncertainty in government spending, we have tested this reporting unit for impairment. As of December 31, 2012, the Av-Comm group had goodwill of $118.3 million and an enterprise carrying value of $202.3 million. We evaluated if there was impairment by comparing the fair value of the reporting unit with its enterprise carrying value. Based on our current analysis of the discounted estimated cash flows of this group, we have estimated that the fair value of this group was approximately $241 million at December 31, 2012 and that the goodwill has not been impaired. However, should actual results differ from our forecasts of cash flows and our estimated enterprise fair value decreases below the carrying value, then an impairment may occur and we would need to calculate the amount of the write-down of goodwill by comparing the implied fair value of the reporting unit’s goodwill (the excess of the fair value of the reporting unit over the fair value of its net identifiable assets) with the carrying amount of that goodwill.

4.	Restructuring Charges

The following table sets forth the charges and payments related to the restructuring liability, which is reflected in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets, for the period indicated:

	Balance				Balance
	June 30,				December 31,
	2012	Six Months Ended December 31, 2012			2012
				Effect of
	Restructuring		Cash	Foreign	Restructuring
	Liability	Net Additions	Payments	Currency	Liability
		(In thousands)

Severance costs	$2,085	$2,601	$(4,416)	$56	$326

Facilities closure costs	502	732	(1,044)	2	192

Total	$2,587	$3,333	$(5,460)	$58	$518

During the six months ended December 31, 2012, we implemented headcount reductions primarily in our ATS Wireless operations which included the closure of its Hong Kong office in order to continue to right size operations.

5.	Impairment of Asset Held for Sale.

In December 2010, in connection with our consolidation of manufacturing operations in our AMS segment, we recorded a $4.9 million impairment charge to restructuring expense based on the fair value of our Whippany, New Jersey facility. In December 2012, we entered into a contract for the sale of the Whippany building. The net proceeds received in January 2013 were less than the carrying value of the building. Therefore, in December 2012 we recorded a $1.3 million impairment to the asset held for sale.

6.	Inventories

Inventories consisted of the following:

	December 31,	June 30,
	2012	2012
	(In thousands)

Raw materials	$81,525	$82,202
Work in process	49,191	45,067
Finished goods	29,333	30,821
	$160,049	$158,090

7.	Derivative Financial Instruments

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

Foreign Currency Contract Derivatives

Foreign currency contracts are used to protect us from fluctuations in exchange rates. Our foreign currency contracts are not designated as hedges and therefore the change in fair value is included in other income (expense) as it occurs. As of December 31, 2012, we had $40.9 million of notional value foreign currency forward contracts maturing through January 31, 2013. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts.

The fair values of our derivative financial instruments included in the consolidated balance sheets as of December 31, 2012 and June 30, 2012 were as follows:

Asset (Liability) Derivatives
	December 31, 2012		June 30, 2012
	Balance Sheet		Balance Sheet
	Location	Fair Value (1)	Location	Fair Value (1)
(In thousands)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$(5)	Prepaid expenses and other current assets	$23

(1)	The fair values of derivative assets and liabilities are determined based on observable market data and are considered level 2 in the fair value hierarchy.

The amounts of the gains and losses related to our derivative financial instruments not designated as hedging instruments for the three and six months ended December 31, 2012 and 2011 were as follows:

Derivatives Not	Location of Gain or (Loss)	Amount of Gain or (Loss)
Designated as	Recognized in Earnings on	Recognized in Earnings on
Hedging Instruments	Derivatives	Derivatives
		Three Months Ended		Six Months Ended
		December 31,		December 31,
		2012	2011	2012	2011
(In thousands)

Foreign currency forward contracts	Other income (expense)	$(3)	$(343)	$(28)	$(187)

8.	Long Term Debt and Credit Agreements

On May 24, 2012, we amended our senior secured credit facility to increase the flexibility under the total leverage ratio covenant. As a result of the amendment, the applicable LIBOR interest margin increased from 300 basis points to 450 basis points.

For the six months ended December 31, 2012, we voluntarily prepaid $35 million of our term loan with cash on hand from operations. The voluntary prepayment resulted in the write-off of the related deferred financing costs of $824,000. As a result of prepayments made to date, there are no required debt principal payments due until fiscal 2018.

As of December 31, 2012, we were in compliance with all of the financial covenants contained in the senior secured credit facility.

Interest paid was $18.9 million and $15.9 million for the six months ended December 31, 2012 and 2011, respectively. Accrued interest of $4.7 million and $5.1 million was included in accrued expenses and other current liabilities at December 31, 2012 and June 30, 2012, respectively.

The fair value of our debt instruments was as follows:

	As of December 31, 2012
	Carrying Amount	Estimated Fair Value
	(In thousands)

Senior secured term loan facility	$606,375	$610,923

As of June 30, 2012, our total debt had a carrying value of $641.4 million and a fair value of $622.1 million.

The estimated fair values of our debt instruments were based on quoted prices and are considered Level 2 measurements. Fair value estimates related to our debt instruments are made at a specific point in time based on relevant market information. The estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

9.	Share-Based Payment Arrangements

In November 2011, our stockholders approved the 2011 Omnibus Incentive Plan, or the 2011 Plan. The 2011 Plan authorizes us to provide equity-based compensation in the form of options, stock appreciation rights, restricted stock and restricted stock units, or RSUs, performance restricted stock units, or PRSUs, other share based awards and performance awards. Awards may be granted to employees, directors and consultants of the Company. The number of shares of our common stock authorized for award under the 2011 Plan was 4.5 million shares. The compensation committee of our board of directors administers the 2011 Plan including selecting participants, the type and terms of awards to be granted and number of shares subject to the awards. As of December 31, 2012, 2.1 million shares of our common stock were reserved and available for grants pursuant to the 2011 Plan.

Restricted Stock Units

During the six months ended December 31, 2012, the compensation committee awarded RSUs covering a total of 1.0 million shares. RSUs generally vest in equal tranches over a service period of up to three years. We have elected to recognize compensation cost on a straight-line basis over the requisite service period for the entire award. The estimated fair value of RSUs granted under the 2011 Plan was determined based on the fair value of our common stock on the date of grant. RSUs awarded to employees in certain foreign countries, covering 54,000 shares, are to be settled in cash at their vesting date and were therefore recorded as liability-classified awards. Liability-classified awards are remeasured to fair value at each reporting date until settlement.

As of December 31, 2012, the total unrecognized compensation cost related to RSUs was $8.2 million and the related weighted average period over which it is expected to be recognized was approximately 2.7 years.

Additional information with respect to our RSUs was as follows:

			Weighted
			Average
			Grant Date
		Aggregate	Fair Value
	Shares	Intrinsic Value	Per Share
	(In thousands)	(In thousands)

Nonvested at June 30, 2012	371
Granted	943
Vested (includes 30,389 units withheld for income taxes)	(104)
Forfeited	(34)

Nonvested at December 31, 2012	1,176	$8,229	$7.13

Expected to vest at December 31, 2012	1,101	$7,707	$7.12

Performance Restricted Stock Units

During the six months ended December 31, 2012, the compensation committee awarded PRSUs covering a total of 733,000 shares. PRSUs include both a service condition and a performance condition. The number of PRSUs that will vest is based on the Company achieving pre-established annual financial performance targets and generally have a service period of up to three years. Vesting of 0% to 150% of the indicated shares may occur depending on the extent to which targets are achieved. Based on anticipated performance as of December 31, 2012, an additional 293,000 shares are expected to be available for vesting. We have elected to recognize compensation cost on a straight-line basis over the requisite service period for the entire award. The estimated fair value of PRSUs granted under the 2011 Plan was determined based on the fair value of our common stock on the date of grant.

As of December 31, 2012, the total unrecognized compensation cost related to PRSUs was $6.6 million and the related weighted average period over which it is expected to be recognized was approximately 2.7 years.

Additional information with respect to our PRSUs was as follows:

			Weighted
			Average
			Grant Date
		Aggregate	Fair Value
	Shares	Intrinsic Value	Per Share
	(In thousands)	(In thousands)

Nonvested at June 30, 2012	-
Granted	733
Changes in units based on anticipated performance	293
Forfeited	-

Nonvested at December 31, 2012	1,026	$7,181	$6.74

Expected to vest at December 31, 2012	996	$6,969	$6.74

Membership Interest in Parent LLC

On August 15, 2007 certain members of our management were granted Class B membership interests and during the years ended June 30, 2011 and 2010 certain employees were granted Class B-1 membership interests in a limited liability company (parent LLC) that owns 76.5% of our common stock as of December 31, 2012. The parent LLC is a holding company with no operations or employees of its own. The parent LLC has three classes of membership interests, Class A, Class B and Class B-1. Our non-management equity investors, or their affiliates, and certain of our employees that made equity investments in parent LLC are Class A members. Class B and Class B-1 members consist of certain of our employees.

Compensation expense attributable to share-based compensation (for RSUs, PRSUs and membership interests) was $1.4 million ($844,000 after tax) for the six months ended December 31, 2012 and $1.7 million ($1.1 million after tax) for the six months ended December 31, 2011.

10.	Net Income (Loss) Per Common Share

Our consolidated statements of operations present basic and diluted net income (loss) per common share. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the dilutive effects of RSUs and PRSUs. The treasury stock method was used to determine the dilutive effect of these potentially dilutive securities. Due to the net loss for the three months ended December 31, 2011 and the six months ended December 31, 2012 and 2011, all shares of common stock equivalents were excluded from diluted net income (loss) per common share because they were antidilutive. Nonvested RSUs covering 1.1 million shares with grant date fair values ranging from $6.74 to $11.74 per share as of December 31, 2012 were not included in the computation of diluted earnings per share because they were antidilutive. If all performance metrics are achieved, an additional 1.1 million PRSUs as of December 31, 2012 could potentially vest.

11.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) was as follows:

	As of and for the
	Six Months Ended December 31,
	2012	2011
	(In thousands)

Net minimum pension liability, beginning of year	$(1,448)	$(544)
Six months' activity in minimum pension liability, net of tax	-	-
Net minimum pension liability, December 31	(1,448)	(544)

Net cumulative translation adjustment, beginning of year	(38,028)	(31,992)
Six months' activity in cumulative translation adjustment, net of tax	6,270	(8,195)
Net cumulative translation adjustment, December 31	(31,758)	(40,187)

Accumulated other comprehensive income (loss)	$(33,206)	$(40,731)

12.	Income Taxes

The income tax benefit was $5.1 million and $177,000 for the three months ended December 31, 2012 and 2011 on a pre-tax loss of $4.4 million and $712,000, respectively. The income tax benefit for the three months ended December 31, 2012 reflects a discrete benefit of $136,000 relating to a statutory income tax rate reduction in Sweden.

We recorded an income tax benefit for the six months ended December 31, 2012 and 2011 of $7.5 million and $3.5 million on a pre-tax loss of $20.9 million and $9.0 million, respectively.

The income tax benefit for the six months ended December 31, 2012 reflects a discrete benefit of $252,000 relating to statutory income tax rate reductions in the U.K. and Sweden largely offset by an adjustment of estimated deferred taxes. The income tax benefit for the six months ended December 31, 2011 reflects a discrete benefit of $700,000 relating to a reduction in the statutory income tax rate in the U.K.

The effective income tax rate for all periods differed from the amount computed by applying the U.S. federal income tax rate to income (loss) before taxes primarily due to foreign, state and local income taxes, including U.S. income tax on certain foreign net income that we anticipate will be repatriated to the U.S.

Absent the discrete items, the effective tax rates were 114% and 25% for the three months ended December 31, 2012 and 2011 and 35% and 31% for the six months ended December 31, 2012 and 2011, respectively. The current year’s provision was a combination of year-to-date U.S. tax benefit on a domestic book loss and foreign tax benefit on foreign book losses. The prior year’s provision was a combination of projected annual U.S. tax expense on domestic earnings and foreign tax benefit on foreign earnings. The resulting net consolidated income tax rate was applied against year-to-date pre-tax income to arrive at the year-to-date provision before adjustment for discrete items.

In the six months ended December 31, 2012 and 2011, we paid income taxes of $1.6 million and $6.3 million and received refunds of $5.5 million and $180,000, respectively.

13.	Legal Matters

We have identified instances of noncompliance with the International Traffic in Arms Regulations, or ITAR, in certain of our past business activities as well as in the pre-acquisition business activities of certain acquired companies. These include the inadvertent misclassification and/or export of products without the required license and the disclosure of controlled technology to certain foreign national employees. These matters were formally disclosed to the U.S. Department of State from time to time from fiscal 2007 through fiscal 2012 and several have been resolved without penalty. The Office of Defense Trade Controls Compliance has recently requested a meeting to discuss a proposed settlement to resolve those ITAR violations, disclosed voluntarily to the State Department in 2007 and 2008, concerning space related hardware items that were exported to end users in numerous foreign countries, including China, without the requisite State Department license or other authorization and to ensure that we currently are in full ITAR compliance. At this time, however, it is not possible to determine whether any fines or other penalties will be assessed against us or the materiality of the outcome of the ITAR matters yet to be finally resolved.

In March 2005, we sold the net assets of our shock and vibration control device manufacturing business, which we refer to as VMC. Under the terms of the sale agreements, we retained certain liabilities relating to adverse environmental conditions that existed at the premises occupied by VMC as of the date of sale. We recorded a liability for the estimated remediation costs related to adverse environmental conditions that existed at the VMC premises when it was sold. The accrued environmental liability at December 31, 2012 was $1.2 million, of which $352,000 is expected to be paid within one year.

We are also involved in various other claims and legal actions that arise in the ordinary course of business. We do not believe that the ultimate resolution of any of these actions will have a material adverse effect on our business, results of operations, financial position, liquidity or capital resources.

14.	Business Segments

We are a global provider of radio frequency, or RF, and microwave integrated circuits, components and systems used in the design, development and maintenance of technically demanding, high-performance wireless communication systems. Our solutions include highly specialized microelectronic components and test and measurement equipment used by companies in the space, avionics, defense, commercial wireless communications, medical and other markets. Approximately 26% and 39% of our sales for the three months ended December 31, 2012 and 2011 and 29% and 36% for the six months ended December 31, 2012 and 2011, respectively, were to agencies of the United States government or to prime defense contractors or subcontractors of the United States government. No customer constituted more than 10% of sales during any of the periods presented. Inter-segment sales were not material and have been eliminated from the tables below.

The majority of our operations are located in the United States. We also have operations in Europe and Asia, with our most significant non-U.S. operations in the U.K. Net sales from facilities located in the U.K. were $38.1 million and $34.1 million for the three months ended December 31, 2012 and 2011 and $73.4 million and $68.9 million for the six months ended December 31, 2012 and 2011, respectively. Total assets of the U.K. operations were $173.4 million as of December 31, 2012 and $177.9 million as of June 30, 2012.

Net sales, based on the customers’ locations, attributed to the United States and other regions were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
	(In thousands)

United States of America	$83,023	$104,390	$162,413	$194,576
Europe and Middle East	30,208	30,986	66,016	64,290
Asia and Australia	35,699	30,119	58,249	56,728
Other regions	7,300	5,643	10,705	10,428
	$156,230	$171,138	$297,383	$326,022

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

Selected financial data by segment was as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
	(In thousands)
Net sales
- Microelectronic solutions ("AMS")	$78,551	$84,592	$153,001	$166,397
- Test solutions ("ATS")	77,679	86,546	144,382	159,625
Net sales	$156,230	$171,138	$297,383	$326,022

Segment adjusted operating income
- AMS	$17,813	$19,302	$33,226	$38,690
- ATS	7,807	10,395	10,013	12,224
- Corporate expense	(3,483)	(3,223)	(7,509)	(6,643)
Adjusted operating income	22,137	26,474	35,730	44,271

Amortization of acquired intangibles
- AMS	(8,839)	(9,013)	(17,672)	(18,046)
- ATS	(5,224)	(6,652)	(10,971)	(13,355)
Share-based compensation
- AMS	(267)	(56)	(376)	(56)
- ATS	(150)	(34)	(219)	(34)
- Corporate	(314)	(1,040)	(772)	(1,640)
Restructuring charges
- AMS	185	(235)	(19)	(611)
- ATS	(251)	(680)	(3,314)	(740)
Business acquisition and divestiture related costs - Corporate	(100)	-	(697)	(14)
Impairment of asset held for sale - AMS	(1,340)	-	(1,340)	-
Increase in fair value of acquisition contingent consideration liability - Corporate	-	(448)	-	(851)
Current period impact of acquisition related adjustments
- AMS	20	(37)	11	(75)
- ATS	22	22	44	45
- Corporate	(55)	(55)	(110)	(110)
Operating income (GAAP)	5,824	8,246	295	8,784

Interest expense	(9,768)	(8,560)	(19,846)	(17,134)
Write-off of deferred financing costs	(227)	-	(824)	-
Other income (expense), net	(212)	(398)	(501)	(693)
Income (loss) before income taxes	$(4,383)	$(712)	$(20,876)	$(9,043)

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

Unless the context requires otherwise, (i) “we”, “our”, “us”, or the “Company” refer to Aeroflex Holding Corp. and subsidiaries and (ii) “fiscal” refers to the twelve months ended June 30 of the applicable year. For example, “fiscal 2012” refers to the twelve months ended June 30, 2012.

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

Business Segments

Our business segments and major products included in each segment are as follows:

Aeroflex Microelectronic Solutions (“AMS”)

•	HiRel microelectronics/semiconductors
•	RF and microwave components
•	Mixed-signal/digital ASICs
•	Motion control products

Aeroflex Test Solutions (“ATS”)

•	Wireless test equipment
•	Military radio and Private Mobile Radio, or PMR, test equipment
•	Avionics test equipment
•	Synthetic test equipment
•	General purpose test equipment

Results of Operations

The following table sets forth our historical results of operations as a percentage of net sales for the periods indicated below:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	49.4	49.9	50.3	49.6
Gross profit	50.6	50.1	49.7	50.4

Operating expenses:
Selling, general and administrative costs	23.4	22.2	24.3	23.0
Research and development costs	13.5	13.1	14.1	14.3
Amortization of acquired intangibles	9.0	9.2	9.6	9.6
Restructuring charges	-	0.5	1.1	0.4
Impairment of asset held for sale	0.9	-	0.5	-
Change in fair value of acquisition contingent consideration liability	-	0.3	-	0.3
Total operating expenses	46.8	45.3	49.6	47.6

Operating income	3.8	4.8	0.1	2.8

Other income (expense):
Interest expense	(6.3)	(5.0)	(6.7)	(5.3)
Write-off of deferred financing costs	(0.1)	-	(0.3)	-
Other income (expense), net	(0.1)	(0.2)	(0.2)	(0.2)

Income (loss) before income taxes	(2.7)	(0.4)	(7.1)	(2.7)
Provision (benefit) for income taxes	(3.3)	(0.1)	(2.5)	(1.1)

Net income (loss)	0.6%	(0.3)%	(4.6)%	(1.6)%

Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011

The end markets in which we operate continue to be challenged by worldwide economic factors, including the uncertainty over U.S. government spending, which has caused customers to be more conservative with their buying patterns.

Our experienced senior management team constantly reviews the Company’s operations, continually looks for additional efficiencies and is not hesitant to take the actions needed to improve the Company’s profitability based on our current level of business. For instance, during fiscal 2012 we initiated cost saving measures by reducing personnel at various locations worldwide. These activities continued in the first half of fiscal 2013, primarily with the reorganization of our European ATS business to make its operations more focused and appropriate for the sales level that we are currently experiencing, as well as positioning us for the opportunity to achieve future growth.

Net Sales. Net sales decreased $14.9 million, or 9%, to $156.2 million for the three months ended December 31, 2012 from $171.1 million for the three months ended December 31, 2011.

Net Sales
Three Months		% of		% of
Ended		Consolidated		Consolidated
December 31,	AMS	Net Sales	ATS	Net Sales	Total
(In thousands, except percentages)

2012	$78,551	50.3%	$77,679	49.7%	$156,230
2011	$84,592	49.4%	$86,546	50.6%	$171,138

Net sales in the AMS segment decreased $6.0 million, or 7%, to $78.6 million for the three months ended December 31, 2012 from $84.6 million for the three months ended December 31, 2011. This sales decrease was primarily attributable to volume driven reductions of HiRel microelectronics/semiconductors due to program delays, combined with government budgetary constraints on defense and space programs.

Net sales in the ATS segment decreased $8.9 million, or 10%, to $77.7 million for the three months ended December 31, 2012 from $86.5 million for the three months ended December 31, 2011. The decrease was primarily attributable to a large shipment of radio test sets in the second quarter of fiscal 2012, not repeated in fiscal 2013, combined with government budgetary constraints.

Gross Profit. Gross profit equals net sales less cost of sales. Cost of sales includes materials, direct labor, amortization of capitalized software development costs and overhead expenses such as engineering labor, fringe benefits, depreciation, allocable occupancy costs and manufacturing supplies.

On a consolidated basis, gross profit was $79.0 million, or 50.6% of net sales, for the three months ended December 31, 2012 compared to $85.7 million, or 50.1% of net sales, for the three months ended December 31, 2011.

Gross Profit
Three Months		% of		% of		% of
Ended		Net		Net		Net
December 31,	AMS	Sales	ATS	Sales	Total	Sales
(In thousands, except percentages)

2012	$38,621	49.2%	$40,377	52.0%	$78,998	50.6%
2011	$42,280	50.0%	$43,411	50.2%	$85,691	50.1%

Gross margins in the AMS segment were 49.2% for the three months ended December 31, 2012 and 50.0% for the three months ended December 31, 2011. Gross profit decreased $3.7 million for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011 largely due to the reduction in sales. The decrease in gross margin was principally attributable to product mix.

Gross margins in the ATS segment were 52.0% for the three months ended December 31, 2012 and 50.2% for the three months ended December 31, 2011. Gross profit decreased $3.0 million for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011 due to the reduction in sales. The gross margin increased primarily because the large shipment of radio test sets in the second quarter of fiscal 2012 carried a lower gross margin than the segment average.

Selling, General and Administrative Costs. Selling, general and administrative (“SG&A”) costs include office and management salaries, fringe benefits, commissions, insurance and professional fees.

On a consolidated basis, SG&A costs decreased $1.4 million, or 4%, to $36.6 million when comparing the three months ended December 31, 2012 to the three months ended December 31, 2011. This decrease was primarily attributable to reductions in employee related expenses. The reduction in sales caused SG&A, as a percentage of sales, to increase to 23.4% from 22.2%, when comparing the three months ended December 31, 2012 to the three months ended December 31, 2011.

Selling, General and Administrative Costs
Three Months		% of		% of			% of
Ended		Net		Net			Net
December 31,	AMS	Sales	ATS	Sales	Corporate	Total	Sales
(In thousands, except percentages)

2012	$12,468	15.9%	$20,197	26.0%	$3,952	$36,617	23.4%
2011	$13,630	16.1%	$20,049	23.2%	$4,318	$37,997	22.2%

In the AMS segment, SG&A costs decreased $1.2 million, or 9%, to $12.5 million when comparing the three months ended December 31, 2012 to the three months ended December 31, 2011. This decrease was primarily attributable to reductions in employee related expenses.

In the ATS segment, SG&A costs increased $148,000, or 1%, to $20.2 million when comparing the three months ended December 31, 2012 to the three months ended December 31, 2011. As a percentage of sales, SG&A costs in the ATS segment increased to 26.0% from 23.2%, when comparing the three months ended December 31, 2012 to the three months ended December 31, 2011, largely due to the reduction in sales.

Research and Development Costs. Research and development costs include materials, engineering labor and allocated overhead.

On a consolidated basis, research and development costs decreased $1.3 million, or 6%, for the three months ended December 31, 2012 from the three months ended December 31, 2011.

Research and Development Costs
Three Months		% of		% of		% of
Ended		Net		Net		Net
December 31,	AMS	Sales	ATS	Sales	Total	Sales
(In thousands, except percentages)

2012	$8,588	10.9%	$12,500	16.1%	$21,088	13.5%
2011	$9,442	11.2%	$12,978	15.0%	$22,420	13.1%

In the AMS segment, research and development costs decreased $854,000, or 9%, to $8.6 million when comparing the three months ended December 31, 2012 to the three months ended December 31, 2011. This decrease was primarily attributable to the completion of the design phase of certain HiRel projects in fiscal 2012.

In the ATS segment, research and development costs decreased $478,000 primarily due to the reduction of R&D contract engineers in conjunction with the completion of Wireless related development projects near the end of fiscal 2012. As a percentage of sales, research and development costs in the ATS segment increased to 16.1% from 15.0%, when comparing the three months ended December 31, 2012 to the three months ended December 31, 2012, largely due to the reduction in sales.

Restructuring Charges. On a consolidated basis, restructuring charges were $66,000 for the three months ended December 31, 2012 compared to $915,000 for the three months ended December 31, 2011. The restructuring charges in both periods were primarily related to cost savings initiatives which resulted in reductions in personnel at various locations worldwide.

Impairment of Asset Held for Sale. In December 2010, in connection with our consolidation of manufacturing operations in our AMS segment, we recorded a $4.9 million impairment charge to restructuring expense based on the fair value of our Whippany, New Jersey facility. In December 2012, we entered into a contract for the sale of the Whippany building. The net proceeds received in January 2013 were less than the carrying value of the building. Therefore, in December 2012 we recorded a $1.3 million impairment to the asset held for sale.

Interest Expense. Interest expense increased by $1.2 million to $9.8 million for the three months ended December 31, 2012 from $8.6 million for the three months ended December 31, 2011. Interest expense increased as a result of the 150 basis point increase in our interest rate effective May 24, 2012, in connection with the amendment of our senior secured credit facility, partially offset by a lower outstanding principal amount due to voluntary debt payments of $80 million in the latter half of fiscal 2012 and $35 million in the six months ended December 31, 2012.

Income Taxes. The income tax benefit was $5.1 million for the three months ended December 31, 2012 on a pre-tax loss of $4.4 million. We recorded an income tax benefit for the three months ended December 31, 2011 of $177,000 on a pre-tax loss of $712,000. The effective income tax rate for both periods differed from the amount computed by applying the U.S. federal income tax rate to income (loss) before taxes primarily due to foreign, state and local income taxes, including U.S. income tax on certain foreign net income that we anticipate will be repatriated to the U.S.

The income tax benefit for the three months ended December 31, 2012 reflects a discrete benefit of $136,000 relating to a statutory income tax rate reduction in Sweden.

Absent the discrete items, the effective tax rates were 114% and 25% for the three months ended December 31, 2012 and 2011, respectively. The current year’s provision was a combination of year-to-date U.S. tax benefit on a domestic book loss and foreign tax benefit on foreign book losses. The prior year’s provision was a combination of projected annual U.S. tax expense on domestic earnings and foreign tax benefit on foreign earnings. The resulting net consolidated income tax rate was applied against year-to-date pre-tax income to arrive at the year-to-date provision before adjustment for discrete items.

In the three months ended December 31, 2012 and 2011, we paid income taxes of $402,000 and $2.8 million and received refunds of $4.7 million and $85,000, respectively, related to federal, state and foreign income taxes.

Net Income (Loss). Net income (loss) was $745,000 for the three months ended December 31, 2012 and $(535,000) for the three months ended December 31, 2011.

Six Months Ended December 31, 2012 Compared to Six Months Ended December 31, 2011

Net Sales. Net sales decreased $28.6 million, or 9%, to $297.4 million for the six months ended December 31, 2012 from $326.0 million for the six months ended December 31, 2011.

Net Sales
Six Months		% of		% of
Ended		Consolidated		Consolidated
December 31,	AMS	Net Sales	ATS	Net Sales	Total
(In thousands, except percentages)

2012	$153,001	51.4%	$144,382	48.6%	$297,383
2011	$166,397	51.0%	$159,625	49.0%	$326,022

Net sales in the AMS segment decreased $13.4 million, or 8%, to $153.0 million for the six months ended December 31, 2012 from $166.4 million for the six months ended December 31, 2011. This sales decrease was primarily attributable to volume driven reductions of HiRel microelectronics/semiconductors due to program delays, combined with government budgetary constraints on defense and space programs.

Net sales in the ATS segment decreased $15.2 million, or 10%, to $144.4 million for the six months ended December 31, 2012 from $159.6 million for the six months ended December 31, 2011. The decrease was primarily attributable to a large shipment of radio test sets in the second quarter of fiscal 2012, not repeated in fiscal 2013, combined with government budgetary constraints.

Gross Profit. On a consolidated basis, gross profit was $147.9 million, or 49.7% of net sales, for the six months ended December 31, 2012 compared to $164.2 million, or 50.4% of net sales, for the six months ended December 31, 2011.

Gross Profit
Six Months		% of		% of		% of
Ended		Net		Net		Net
December 31,	AMS	Sales	ATS	Sales	Total	Sales
(In thousands, except percentages)

2012	$75,070	49.1%	$72,827	50.4%	$147,897	49.7%
2011	$83,302	50.1%	$80,908	50.7%	$164,210	50.4%

Gross margins in the AMS segment were 49.1% for the six months ended December 31, 2012 and 50.1% for the six months ended December 31, 2011. Gross profit decreased $8.2 million for the six months ended December 31, 2012 as compared to the six months ended December 31, 2011 largely due to the reduction in sales. The decrease in gross margin is principally attributable to product mix.

Gross margins in the ATS segment were 50.4% for the six months ended December 31, 2012 and 50.7% for the six months ended December 31, 2011 due to product mix. Gross profit decreased $8.1 million for the six months ended December 31, 2012 as compared to the six months ended December 31, 2011 largely due to the reduction in sales.

Selling, General and Administrative Costs. On a consolidated basis, SG&A costs decreased $2.8 million, or 4%, to $72.3 million when comparing the six months ended December 31, 2012 to the six months ended December 31, 2011. This decrease was primarily attributable to reductions in employee related expenses. The reductions in sales caused SG&A, as a percentage of sales, to increase to 24.3% from 23.0%, when comparing the six months ended December 31, 2012 to the six months ended December 31, 2011.

Selling, General and Administrative Costs
Six Months		% of		% of			% of
Ended		Net		Net			Net
December 31,	AMS	Sales	ATS	Sales	Corporate	Total	Sales
(In thousands, except percentages)

2012	$24,739	16.2%	$38,493	26.7%	$9,088	$72,320	24.3%
2011	$26,653	16.0%	$40,068	25.1%	$8,407	$75,128	23.0%

In the AMS segment, SG&A costs decreased $1.9 million, or 7%, to $24.7 million when comparing the six months ended December 31, 2012 to the six months ended December 31, 2011. This decrease was primarily attributable to reductions in employee related expenses.

In the ATS segment, SG&A costs decreased $1.6 million, or 4%, to $38.5 million when comparing the six months ended December 31, 2012 to the six months ended December 31, 2011. This decrease was primarily attributable to reductions in labor and employee related expenses, largely related to headcount reductions during the second half of fiscal 2012 when the ATS wireless business initiated plans to right size its business. As a percentage of sales SG&A costs in the ATS segment increased to 26.7% from 25.1%, when comparing the six months ended December 31, 2012 to the six months ended December 31, 2011, largely due to the reduction in sales.

Research and Development Costs. On a consolidated basis, research and development costs decreased $4.7 million for the six months ended December 31, 2012 from the six months ended December 31, 2011.

Research and Development Costs
Six Months		% of		% of		% of
Ended		Net		Net		Net
December 31,	AMS	Sales	ATS	Sales	Total	Sales
(In thousands, except percentages)

2012	$17,470	11.4%	$24,496	17.0%	$41,966	14.1%
2011	$18,091	10.9%	$28,604	17.9%	$46,695	14.3%

Research and development costs in the ATS segment decreased $4.1 million, primarily due to the reduction of R&D contract engineering headcount in conjunction with the completion of Wireless related development projects near the end of fiscal 2012.

Restructuring Charges. On a consolidated basis, restructuring charges were $3.3 million for the six months ended December 31, 2012 compared to $1.4 million for the six months ended December 31, 2011. The restructuring charges were primarily related to cost savings initiatives which resulted in reductions in personnel at various locations worldwide, primarily at our ATS Wireless operations in Europe and Asia.

Impairment of Asset Held for Sale. In December 2010, in connection with our consolidation of manufacturing operations in our AMS segment, we recorded a $4.9 million impairment charge to restructuring expense based on the fair value of our Whippany, New Jersey facility. In December 2012, we entered into a contract for the sale of the Whippany building. The net proceeds received in January 2013 were less than the carrying value of the building. Therefore, in December 2012 we recorded a $1.3 million impairment to the asset held for sale.

Interest Expense. Interest expense increased by $2.7 million to $19.8 million for the six months ended December 31, 2012 from $17.1 million for the six months ended December 31, 2011. Interest expense increased as a result of the 150 basis point increase in our interest rate on May 24, 2012, partially offset by a lower outstanding principal amount due to voluntary debt payments of $80 million in the latter half of fiscal 2012 and $35 million in the six months ended December 31, 2012.

Income Taxes. The income tax benefit was $7.5 million for the six months ended December 31, 2012 on a pre-tax loss of $20.9 million. We recorded an income tax benefit for the six months ended December 31, 2011 of $3.5 million on a pre-tax loss of $9.0 million. The effective income tax rate for both periods differed from the amount computed by applying the U.S. federal income tax rate to income (loss) before taxes primarily due to foreign, state and local income taxes, including U.S. income tax on certain foreign net income that we anticipate will be repatriated to the U.S.

The income tax benefit for the six months ended December 31, 2012 reflects a discrete benefit of $252,000 relating to statutory income tax rate reductions in the U.K. and Sweden largely offset by an adjustment of estimated deferred taxes. The income tax benefit for the six months ended December 31, 2011 reflects a discrete benefit of $700,000 relating to a reduction in the statutory income tax rate in the U.K.

Absent the discrete items, the effective tax rates were 35% and 31% for the six months ended December 31, 2012 and 2011, respectively. The current year’s provision was a combination of year-to-date U.S. tax benefit on a domestic book loss and foreign tax benefit on foreign book losses. The prior year’s provision was a combination of projected annual U.S. tax expense on domestic earnings and foreign tax benefit on foreign earnings. The resulting net consolidated income tax rate was applied against year-to-date pre-tax income to arrive at the year-to-date provision before adjustment for discrete items.

In the six months ended December 31, 2012 and 2011, we paid income taxes of $1.6 million and $6.3 million, and received refunds of $5.5 million and $180,000, respectively, related to federal, state and foreign income taxes.

Net Income (Loss). Net income (loss) was $(13.4) million for the six months ended December 31, 2012 and $(5.6) million for the six months ended December 31, 2011.

Liquidity and Capital Resources

As of December 31, 2012, we had $41.7 million of cash and cash equivalents, $259.1 million in working capital and our current ratio was 3.44 to 1, versus $41.3 million, $289.2 million and 3.70 to 1, respectively, at June 30, 2012.

Our principal liquidity requirements are to service our debt and interest and meet our working capital and capital expenditure needs. As of December 31, 2012, we had $606.4 million of debt outstanding, all of which was long-term, under the senior secured term loan. Additionally, at December 31, 2012, we were able to borrow $75.0 million under the revolving portion of our senior secured credit facility, of which none was outstanding.

During the six months ended December 31, 2012, we had accumulated cash in excess of our forecasted operating needs. Consistent with our objective to reduce the outstanding term loan balance and reduce our ongoing interest expense, we voluntarily prepaid a total of $35 million of our term loan during the six months ended December 31, 2012.

As a result of prepayments made to date, there are no required debt principal payments due until fiscal 2018.

As of December 31, 2012, we were in compliance with all of the covenants contained in our senior secured credit facility. Certain loan covenants are based on Adjusted EBITDA. Adjusted EBITDA is defined as EBITDA (net income (loss), before interest expense, income taxes, depreciation and amortization) adjusted to add back or subtract certain non-cash, non-recurring and other items, as permitted by various provisions in our senior secured credit facility. Our use of the term Adjusted EBITDA may vary from others in our industry. EBITDA and Adjusted EBITDA are not measures of operating income (loss), performance or liquidity under U.S. GAAP and are subject to important limitations. A reconciliation of net income (loss), which is a U.S. GAAP measure of our operating results, to Adjusted EBITDA, as defined in our senior secured credit facility, is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
	(In thousands)

Net income (loss)	$745	$(535)	$(13,394)	$(5,577)
Interest expense	9,768	8,560	19,846	17,134
Provision (benefit) for income taxes	(5,128)	(177)	(7,482)	(3,466)
Depreciation and amortization	19,680	20,830	39,803	41,804
EBITDA	25,065	28,678	38,773	49,895

Restructuring costs and related pro forma savings(a)	66	3,046	3,768	6,048
Share-based compensation	731	1,130	1,367	1,730
Impairment of asset held for sale	1,340	-	1,340	-
Change in fair value of acquisition contingent consideration liability	-	448	-	851
Write-off of deferred financing costs	227	-	824	-
Other defined items(b)	137	1,050	934	1,539
Adjusted EBITDA	$27,566	$34,352	$47,006	$60,063

(a)	Primarily reflects costs associated with the reorganization of our European operations and consolidation of certain of our U.S. component facilities. Pro forma savings reflect the costs that we estimate would have been eliminated during the fiscal year in which a restructuring occurred had the restructuring occurred as of the first day of that fiscal year. Pro forma savings were estimated to be $0 and $435,000 for the three and six months ended December 31, 2012. The pro forma savings of $2.1 million and $4.7 million for the three and six months ended December 31, 2011 were not fully reflected in our Adjusted EBITDA as reported in our December 31, 2011 report on Form 10-Q as they relate to restructuring activities recorded throughout fiscal 2012.

(b)	Reflects other adjustments required in calculating our debt covenant compliance. These other defined items include legal fees related to certain litigation and business acquisition and divestiture related costs.

Financial covenants in our senior secured credit facility include a maximum leverage ratio of total debt (less up to $15.0 million of unrestricted cash) to Adjusted EBITDA, as defined in our senior secured credit facility. The maximum leverage ratio permitted for the twelve months ended December 31, 2012 was 5.75, whereas our actual leverage ratio was 4.99. The maximum leverage ratio permitted periodically decreases as follows:

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

If for any reason we fail to comply with the covenants in the senior secured credit facility, we would be in default under the terms of the agreement governing our outstanding debt. If such a default were to occur, the lenders under the senior secured credit facility could elect to declare all amounts outstanding thereunder immediately due and payable, and the lenders would not be obligated to continue to advance funds to us. If the amounts outstanding under these debt agreements are accelerated, our assets may not be sufficient to repay in full the amounts owed.

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

Cash Flows

For the six months ended December 31, 2012, our cash flow provided by operations was $44.1 million, which included cash generated by reductions in accounts receivable of $20.4 million. Our investing activities used cash of $8.9 million, primarily for capital expenditures of $9.3 million. Our financing activities used cash of $35.6 million, primarily for voluntary debt prepayments.

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

Capital Expenditures

Capital expenditures were $9.3 million and $9.5 million for the six months ended December 31, 2012 and 2011, respectively. Our capital expenditures primarily consist of equipment replacements.

Contractual Obligations

There have been no material changes in our contractual obligations as disclosed in our fiscal 2012 Form 10-K.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our results of operations or financial condition.

Critical Accounting Policies and Estimates

Information regarding our critical accounting policies and estimates appears within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our fiscal 2012 Form 10-K. During the six month period ended December 31, 2012, there were no significant changes to any critical accounting policies or to the related estimates and judgments involved in applying those policies.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We are subject to interest rate risk in connection with borrowings under our senior secured credit facility. We currently do not have interest rate swap agreements hedging this debt. As of December 31, 2012, there was $606.4 million outstanding at adjusted LIBOR plus 4.5% under the term-loan portion of the senior secured credit facility, all of which is subject to variable interest rates. The adjusted LIBOR, as defined in the senior secured credit facility, has a floor of 1.25% on the term loan. Based on LIBOR at December 31, 2012, an increase of 1% in interest rates would result in a 0.06% increase, due to the 1.25% floor, or a $369,000 increase in our annual interest expense. Any 1% increase in interest rates above the 1.25% floor would result in a $6.1 million increase in our annual interest expense. A 1% change in interest rates would result in a $760,000 change in our annual interest expense on the revolving loan borrowings, assuming the entire $75.0 million was outstanding. Any debt we incur in the future may also bear interest at floating rates.

Foreign Currency Risk. Foreign currency contracts are used to protect us from exchange rate fluctuation from the time customers are invoiced in local currency until such currency is exchanged for U.S. dollars. We periodically enter into foreign currency contracts, which are not designated as hedges, and the change in the fair value is included in income currently within other income (expense). As of December 31, 2012, we had $40.9 million of notional value foreign currency forward contracts maturing through January 31, 2013. Notional amounts do not quantify risk or represent assets or liabilities, but are used in the calculation of cash settlements under the contracts. The fair value of these contracts at December 31, 2012 was a liability of $5,000. If foreign currency exchange rates (primarily the British pound and the Euro) change by 10% from the levels at December 31, 2012, the effect on our comprehensive income would be approximately $16.3 million.

Inflation Risk. Inflation has not had a material impact on our results of operations or financial condition during the preceding three years.

ITEM 4.	CONTROLS AND PROCEDURES

Our disclosure controls and procedures under the Securities Exchange Act of 1934, as amended, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Principal Executive Officer and our Principal Financial Officer, with the assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2012 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We have identified instances of noncompliance with the International Traffic in Arms Regulations, or ITAR, in certain of our past business activities as well as in the pre-acquisition business activities of certain acquired companies. These include the inadvertent misclassification and/or export of products without the required license and the disclosure of controlled technology to certain foreign national employees. These matters were formally disclosed to the U.S. Department of State from time to time from fiscal 2007 through fiscal 2012 and several have been resolved without penalty. The Office of Defense Trade Controls Compliance has recently requested a meeting to discuss a proposed settlement to resolve those ITAR violations, disclosed voluntarily to the State Department in 2007 and 2008, concerning space related hardware items that were exported to end users in numerous foreign countries, including China, without the requisite State Department license or other authorization and to ensure that we currently are in full ITAR compliance. At this time, however, it is not possible to determine whether any fines or other penalties will be assessed against us or the materiality of the outcome of the ITAR matters yet to be finally resolved.

In March 2005, we sold the net assets of our shock and vibration control device manufacturing business, which we refer to as VMC. Under the terms of the sale agreements, we retained certain liabilities relating to adverse environmental conditions that existed at the premises occupied by VMC as of the date of sale. We recorded a liability for the estimated remediation costs related to adverse environmental conditions that existed at the VMC premises when it was sold. The accrued environmental liability at December 31, 2012 was $1.2 million, of which $352,000 is expected to be paid within one year.

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

February 6, 2013

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

