Form 10-Q
period 2013-03-31
AEROFLEX HOLDING CORP.
filed 2013-05-09
CIK 1487990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2013

Commission File Number 001-34974

AEROFLEX HOLDING CORP.

(Exact name of Registrant as specified in its Charter)

DELAWARE	01-0899019
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

35 South Service Road
P.O. Box 6022
Plainview, N.Y.	11803-0622
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

May 9, 2013	84,936,582
(Date)	(Number of Shares)

AEROFLEX HOLDING CORP.

AND SUBSIDIARIES

INDEX

		PAGE
	PART I: FINANCIAL INFORMATION

Item 1	UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31, 2013 and June 30, 2012	2

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended March 31, 2013 and 2012	3
	Nine Months Ended March 31, 2013 and 2012	4

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Three Months Ended March 31, 2013 and 2012	5
	Nine Months Ended March 31, 2013 and 2012	5

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended March 31, 2013 and 2012	6

	NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	7 – 18

Item 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
	Three and Nine Months Ended March 31, 2013 and 2012	19 – 30

Item 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	31

Item 4	CONTROLS AND PROCEDURES	31

	PART II: OTHER INFORMATION

Item 1	LEGAL PROCEEDINGS	32

Item 1A	RISK FACTORS	32

Item 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	32

Item 3	DEFAULTS UPON SENIOR SECURITIES	32

Item 4	MINE SAFETY DISCLOSURES	32

Item 5	OTHER INFORMATION	32

Item 6	EXHIBITS	33

SIGNATURE		34

EXHIBIT INDEX		35

CERTIFICATIONS		36 - 40

Aeroflex Holding Corp. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31,	June 30,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$34,786	$41,324
Accounts receivable, less allowance for doubtful accounts of $3,651 and $981	134,087	146,597
Inventories	158,348	158,090
Deferred income taxes	30,957	33,315
Income taxes receivable	437	4,935
Prepaid expenses and other current assets	9,736	11,942
Total current assets	368,351	396,203

Property, plant and equipment, net of accumulated depreciation of $114,338 and $102,310	100,465	101,632
Deferred financing costs, net	13,248	15,720
Other assets	32,266	34,955
Intangible assets with definite lives, net	79,466	119,476
Intangible assets with indefinite lives	112,639	113,461
Goodwill	408,310	408,361

Total assets	$1,114,745	$1,189,808

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$27,591	$26,822
Advance payments by customers and deferred revenue	22,756	23,433
Income taxes payable	3,365	593
Accrued payroll expenses	19,485	18,635
Accrued expenses and other current liabilities	34,766	37,559
Total current liabilities	107,963	107,042

Long-term debt	606,375	641,375
Deferred income taxes	73,841	94,022
Other long-term liabilities	23,788	20,592
Total liabilities	811,967	863,031

Stockholders' equity:
Preferred stock, par value $.01 per share; 50,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $.01 per share; 300,000,000 shares authorized, 84,930,387 and 84,845,687 shares issued and outstanding	849	848
Additional paid-in capital	650,988	648,092
Accumulated other comprehensive income (loss)	(43,589)	(39,476)
Accumulated deficit	(305,470)	(282,687)
Total stockholders' equity	302,778	326,777

Total liabilities and stockholders' equity	$1,114,745	$1,189,808

See notes to unaudited condensed consolidated financial statements.

Aeroflex Holding Corp. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended March 31,
	2013	2012

Net sales	$160,954	$162,262
Cost of sales	80,394	83,089
Gross profit	80,560	79,173

Operating expenses:
Selling, general and administrative costs	37,449	38,172
Research and development costs	23,247	22,245
Amortization of acquired intangibles	13,991	15,642
Restructuring charges	396	4,031
Impairment of goodwill and other long-lived assets	-	59,700
ITAR settlement expense	8,000	-
Change in fair value of acquisition contingent consideration liability	-	446
Total operating expenses	83,083	140,236
Operating income (loss)	(2,523)	(61,063)

Other income (expense):
Interest expense	(9,448)	(8,252)
Write-off of deferred financing costs	-	(864)
Other income (expense), net	(389)	(251)
Total other income (expense), net	(9,837)	(9,367)

Income (loss) before income taxes	(12,360)	(70,430)
Provision (benefit) for income taxes	(2,971)	(5,169)
Net income (loss)	$(9,389)	$(65,261)

Net income (loss) per common share:
Basic and diluted	$(0.11)	$(0.77)

Weighted average number of common shares outstanding:
Basic and diluted	84,904	84,824

See notes to unaudited condensed consolidated financial statements.

Aeroflex Holding Corp. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Nine Months Ended March 31,
	2013	2012

Net sales	$458,337	$488,284
Cost of sales	229,880	244,901
Gross profit	228,457	243,383

Operating expenses:
Selling, general and administrative costs	109,769	113,300
Research and development costs	65,213	68,940
Amortization of acquired intangibles	42,634	47,043
Restructuring charges	3,729	5,382
Impairment of goodwill and other long-lived assets	1,340	59,700
ITAR settlement expense	8,000	-
Change in fair value of acquisition contingent consideration liability	-	1,297
Total operating expenses	230,685	295,662
Operating income (loss)	(2,228)	(52,279)

Other income (expense):
Interest expense	(29,294)	(25,386)
Write-off of deferred financing costs	(824)	(864)
Other income (expense), net	(890)	(944)
Total other income (expense), net	(31,008)	(27,194)

Income (loss) before income taxes	(33,236)	(79,473)
Provision (benefit) for income taxes	(10,453)	(8,635)
Net income (loss)	$(22,783)	$(70,838)

Net income (loss) per common share:
Basic and diluted	$(0.27)	$(0.84)

Weighted average number of common shares outstanding:
Basic and diluted	84,870	84,806

See notes to unaudited condensed consolidated financial statements.

Aeroflex Holding Corp. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Three Months Ended
	March 31,
	2013	2012

Net income (loss)	$(9,389)	$(65,261)

Other comprehensive income (loss):
Minimum pension liability adjustment, net of tax provision (benefit) of $(230) and $0	(677)	-
Foreign currency translation adjustment, net of tax provision (benefit) of $(462) and $348	(9,706)	6,006

Total comprehensive income (loss)	$(19,772)	$(59,255)

	Nine Months Ended
	March 31,
	2013	2012

Net income (loss)	$(22,783)	$(70,838)

Other comprehensive income (loss):
Minimum pension liability adjustment, net of tax provision (benefit) of $(230) and $0	(677)	-
Foreign currency translation adjustment, net of tax provision (benefit) of $(233)and $(18)	(3,436)	(2,189)

Total comprehensive income (loss)	$(26,896)	$(73,027)

See notes to unaudited condensed consolidated financial statements.

Aeroflex Holding Corp. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(22,783)	$(70,838)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	59,880	62,863
Change in fair value of acquisition contingent consideration liability	-	1,297
Impairment of goodwill and other long-lived assets	1,340	59,700
Special accounts receivable reserve	2,529	-
Write-off of deferred financing costs	824	864
Deferred income taxes	(17,291)	(11,133)
Share-based compensation	2,610	2,649
Non-cash restructuring charges	-	1,015
Amortization of deferred financing costs	1,648	1,515
Other, net	606	2,063
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	8,868	38,182
Decrease (increase) in inventories	(2,362)	5,563
Decrease (increase) in prepaid expenses and other assets	1,758	(7,710)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	5,473	(31,024)

Net cash provided by (used in) operating activities	43,100	55,006

Cash flows from investing activities:
Payments for purchase of businesses, net of cash acquired	-	(5,106)
Proceeds from the sale of building held for sale	1,582	-
Capital expenditures	(14,311)	(15,030)
Other, net	572	239

Net cash provided by (used in) investing activities	(12,157)	(19,897)

Cash flows from financing activities:
Payment of contingent consideration related to business acquisition	-	(948)
Debt repayments	(35,000)	(68,625)
Deferred financing costs	-	(158)
Other, net	(641)	-

Net cash provided by (used in) financing activities	(35,641)	(69,731)

Effect of exchange rate changes on cash and cash equivalents	(1,840)	114

Net increase (decrease) in cash and cash equivalents	(6,538)	(34,508)
Cash and cash equivalents at beginning of period	41,324	66,278

Cash and cash equivalents at end of period	$34,786	$31,770

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

In February 2013, the FASB issued guidance which improves the reporting of reclassifications out of accumulated other comprehensive income. The new guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This new guidance is effective for us in our first quarter of fiscal 2014 with earlier adoption permitted, which should be applied prospectively. We are currently evaluating the impact of our pending adoption of this new guidance on our consolidated financial statements.

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

3.      Goodwill, Other Intangible Assets and Other Long Lived Assets

We assess goodwill and other intangible assets with indefinite lives at least annually for impairment, in the fourth quarter of our fiscal year, or more frequently if certain events or circumstances indicate an impairment may have occurred. We test goodwill for impairment at the reporting unit level, which is one level below our operating segments.

The carrying amount of goodwill, by segment, was as follows:

	Microelectronic	Test
	Solutions	Solutions
	("AMS")	("ATS")	Total
	(In thousands)

Balance at June 30, 2012	$248,090	$160,271	$408,361
Foreign currency translation adjustments	950	(1,001)	(51)
Balance at March 31, 2013	$249,040	$159,270	$408,310

The components of amortizable intangible assets were as follows:

	March 31, 2013			June 30, 2012
	Gross			Gross
	Carrying	Accumulated	Total Net	Carrying	Accumulated	Total Net
	Amount	Amortization	Book Value	Amount	Amortization	Book Value
	(In thousands)

Developed technology	$201,601	$185,613	$15,988	$199,489	$164,065	$35,424
Customer related intangibles	226,405	165,140	61,265	226,865	146,259	80,606
Non-compete arrangements	10,388	9,110	1,278	10,292	8,007	2,285
Trade names	3,360	2,425	935	3,298	2,137	1,161
Total	$441,754	$362,288	$79,466	$439,944	$320,468	$119,476

In December 2012, based on a reduced forecast in one of our ATS reporting units, Avionics-Communications (Av-Comm), resulting from continued uncertainty in government spending, we tested this reporting unit for impairment. As of December 31, 2012, the Av-Comm group had goodwill of $118.3 million and an enterprise carrying value of $202.3 million. We evaluated if there was impairment by comparing the fair value of the reporting unit with its enterprise carrying value. Based on our December 31, 2012 analysis of the discounted estimated cash flows of this group, we estimated that the fair value of this group was approximately $241 million at December 31, 2012 and that the goodwill had not been impaired. However, should actual results differ from our forecasts of cash flows and our estimated enterprise fair value decreases below the carrying value, then an impairment may occur and we would need to calculate the amount of the write-down of goodwill by comparing the implied fair value of the reporting unit’s goodwill (the excess of the fair value of the reporting unit over the fair value of its net identifiable assets) with the carrying amount of that goodwill. There were no indications of any impairment of the Av-Comm reporting unit at March 31, 2013. We will conduct our annual assessment of goodwill in the fourth quarter.

Based on a reduced forecast of earnings for the fourth quarter of fiscal 2012 in one of our reporting units, the Radio Frequency MicroWave, or RFMW group, we tested this reporting unit for impairment, and as a result we recorded a $56.7 million preliminary non-cash goodwill impairment charge in the third quarter of fiscal 2012. Due to the complexity of the analysis, we finalized this goodwill impairment charge in the fourth quarter of fiscal 2012 with a $1.8 million reduction in this charge resulting in a final impairment of $54.9 million.

As part of the above analysis we also estimated the fair value of the RFMW group tradenames. The carrying value of the tradenames was higher than the fair value determined. Therefore we recorded a preliminary non-cash impairment of $3.0 million in the third quarter of fiscal year 2012 which we finalized in the fourth quarter of fiscal 2012 by reducing this impairment charge by $2.3 million to $700,000.

Other Long Lived Assets

In December 2010, in connection with our consolidation of certain manufacturing operations in our AMS segment, we recorded a $4.9 million impairment charge to restructuring expense based on the then fair value of our Whippany, New Jersey facility. The net proceeds from the sale of the Whippany building in January 2013 were less than its adjusted carrying value. Therefore, in December 2012 we recorded a further $1.3 million impairment to the building.

4.      Restructuring Charges

The following table sets forth the charges and payments related to the restructuring liability, which is reflected in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets, and primarily relates to the reorganization of our ATS Wireless business, for the period indicated:

	Balance				Balance
	June 30,				March 31,
	2012	Nine Months Ended March 31, 2013			2013
				Effect of
	Restructuring		Cash	Foreign	Restructuring
	Liability	Net Additions	Payments	Currency	Liability
		(In thousands)

Severance costs	$2,085	$2,916	$(4,954)	$55	$102

Facilities closure costs	502	813	(1,184)	1	132

Total	$2,587	$3,729	$(6,138)	$56	$234

5.       Accounts Receivable Reserve

In the third quarter of 2013, we recorded a special reserve of $2.5 million for all accounts receivable due from a customer whose bank accounts were seized by the U.S. Attorney. This charge is included in selling, general and administrative expenses in the accompanying statement of operations.

6.      Inventories

Inventories consisted of the following:

	March 31,	June 30,
	2013	2012
	(In thousands)

Raw materials	$77,471	$82,202
Work in process	55,169	45,067
Finished goods	25,708	30,821
	$158,348	$158,090

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

Foreign Currency Contract Derivatives

Foreign currency contracts are used to protect us from fluctuations in exchange rates. Our foreign currency contracts are not designated as hedges and therefore the change in fair value is included in other income (expense) as it occurs. As of March 31, 2013, we had $38.5 million of notional value foreign currency forward contracts maturing through April 30, 2013. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts.

The fair values of our derivative financial instruments included in the consolidated balance sheets as of March 31, 2013 and June 30, 2012 were as follows:

Asset (Liability) Derivatives
	March 31, 2013		June 30, 2012
	Balance Sheet		Balance Sheet
	Location	Fair Value (1)	Location	Fair Value (1)
(In thousands)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$184	Prepaid expenses and other current assets	$23

(1)	The fair values of derivative assets and liabilities are determined based on observable market data and are considered level 2 in the fair value hierarchy.

The amounts of the gains and losses related to our derivative financial instruments not designated as hedging instruments for the three and nine months ended March 31, 2013 and 2012 were as follows:

Derivatives Not	Location of Gain or (Loss)	Amount of Gain or (Loss)
Designated as	Recognized in Earnings on	Recognized in Earnings on
Hedging Instruments	Derivatives	Derivatives
		Three Months Ended		Nine Months Ended
		March 31,		March 31,
		2013	2012	2013	2012
(In thousands)
Foreign currency forward contracts	Other income (expense)	$190	$522	$161	$335

8.      Long Term Debt and Credit Agreements

On May 24, 2012, we amended our senior secured credit facility to increase the flexibility under the total leverage ratio covenant. As a result of the amendment, the applicable LIBOR interest margin increased from 300 basis points to 450 basis points.

For the nine months ended March 31, 2013, we voluntarily prepaid $35.0 million of our term loan with cash on hand from operations. The voluntary prepayment resulted in the write-off of the related deferred financing costs of $824,000. As a result of prepayments made to date, there are no required debt principal payments due until fiscal 2018.

As of March 31, 2013, we were in compliance with all of the financial covenants contained in the senior secured credit facility.

Interest paid was $27.6 million and $23.8 million for the nine months ended March 31, 2013 and 2012, respectively. Accrued interest of $4.7 million and $5.1 million was included in accrued expenses and other current liabilities at March 31, 2013 and June 30, 2012, respectively.

The fair value of our debt instruments was as follows:

	As of March 31, 2013
	Carrying Amount	Estimated Fair Value
	(In thousands)

Senior secured term loan facility	$606,375	$616,987

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

9.      Share-Based Payment Arrangements

In November 2011, our stockholders approved the 2011 Omnibus Incentive Plan, or the 2011 Plan. The 2011 Plan authorizes us to provide equity-based compensation in the form of options, stock appreciation rights, restricted stock and restricted stock units, or RSUs, performance restricted stock units, or PRSUs, other share based awards and performance awards. Awards may be granted to employees, directors and consultants of the Company. The number of shares of our common stock authorized for award under the 2011 Plan was 4.5 million shares. The compensation committee of our board of directors administers the 2011 Plan including selecting participants, the type and terms of awards to be granted and number of shares subject to the awards. As of March 31, 2013, 2.1 million shares of our common stock remain available for grants pursuant to the 2011 Plan.

Restricted Stock Units

During the nine months ended March 31, 2013, the compensation committee awarded RSUs covering a total of 1.0 million shares. RSUs generally vest in equal tranches over a service period of up to three years. We have elected to recognize compensation cost on a straight-line basis over the requisite service period for the entire award. The estimated fair value of RSUs granted under the 2011 Plan was determined based on the fair value of our common stock on the date of grant. RSUs awarded to employees in certain foreign countries, covering 54,000 shares, are to be settled in cash at their vesting date, and were therefore recorded as liability-classified awards. Liability-classified awards are remeasured to fair value at each reporting date until settlement.

As of March 31, 2013, the total unrecognized compensation cost related to RSUs was $7.5 million and the related weighted average period over which it is expected to be recognized was approximately 2.4 years.

Additional information with respect to our RSUs was as follows:

			Weighted
			Average
			Grant Date
		Aggregate	Fair Value
	Shares	Intrinsic Value	Per Share
	(In thousands)	(In thousands)

Nonvested at June 30, 2012	371
Granted	943
Vested (includes 30,389 units withheld for income taxes)	(105)
Forfeited	(60)

Nonvested at March 31, 2013	1,149	$9,030	$7.12

Expected to vest at March 31, 2013	1,077	$8,465	$7.12

Performance Restricted Stock Units

During the nine months ended March 31, 2013, the compensation committee awarded PRSUs covering a total of 733,000 shares. PRSUs include both a service condition and a performance condition. The number of PRSUs that will vest is based on the Company achieving pre-established annual financial performance targets. The PRSUs generally have a service period of up to three years. Vesting of 0% to 150% of the indicated shares may occur depending on the extent to which targets are achieved. We have elected to recognize compensation cost on a straight-line basis over the requisite service period for the entire award. The estimated fair value of PRSUs granted under the 2011 Plan was determined based on the fair value of our common stock on the date of grant.

As of March 31, 2013, the total unrecognized compensation cost related to PRSUs was $3.3 million and the related weighted average period over which it is expected to be recognized was approximately 2.4 years.

Additional information with respect to our PRSUs was as follows:

			Weighted
			Average
			Grant Date
		Aggregate	Fair Value
	Shares	Intrinsic Value	Per Share
	(In thousands)	(In thousands)

Nonvested at June 30, 2012	-
Granted	733
Changes in units based on anticipated performance	(171)
Forfeited	(4)

Nonvested at March 31, 2013	558	$4,412	$6.74

Expected to vest at March 31, 2013	545	$4,282	$6.74

Membership Interest in Parent LLC

On August 15, 2007 certain members of our management were granted Class B membership interests and during the years ended June 30, 2011 and 2010 certain employees were granted Class B-1 membership interests in a limited liability company (parent LLC) that owns 76.5% of our common stock as of March 31, 2013. The parent LLC is a holding company with no operations or employees of its own. The parent LLC has three classes of membership interests, Class A, Class B and Class B-1. Our non-management equity investors, or their affiliates, and certain of our employees that made equity investments in parent LLC are Class A members. Class B and Class B-1 members consist of certain of our employees.

Compensation expense attributable to share-based compensation (for RSUs, PRSUs and membership interests) was $2.6 million ($1.6 million after tax) for the nine months ended March 31, 2013 and $2.6 million ($1.6 million after tax) for the nine months ended March 31, 2012.

10.     Net Income (Loss) Per Common Share

Our consolidated statements of operations present basic and diluted net income (loss) per common share. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the dilutive effects of RSUs and PRSUs, if any. The treasury stock method was used to determine the dilutive effect of these potentially dilutive securities. Due to the net loss for the three and nine months ended March 31, 2013 and 2012, all shares of common stock equivalents were excluded from diluted net income (loss) per common share because they were anti-dilutive.

11.    Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) was as follows:

	As of and for the
	Nine Months Ended March 31,
	2013	2012
	(In thousands)

Net minimum pension liability, beginning of year	$(1,448)	$(544)
Nine months' activity in minimum pension liability, net of tax	(677)	-
Net minimum pension liability, March 31	(2,125)	(544)

Net cumulative translation adjustment, beginning of year	(38,028)	(31,992)
Nine months' activity in cumulative translation adjustment, net of tax	(3,436)	(2,189)
Net cumulative translation adjustment, March 31	(41,464)	(34,181)

Accumulated other comprehensive income (loss)	$(43,589)	$(34,725)

12.    Income Taxes

The income tax benefit was $3.0 million and $5.2 million for the three months ended March 31, 2013 and 2012 on a pre-tax loss of $12.4 million and $70.4 million, respectively. The income tax benefit for the three months ended March 31, 2013 reflects a net discrete benefit of $190,000 primarily related to the retroactive extension of the research credit in the United States. The income tax benefit for the three months ended March 31, 2012 reflects a discrete benefit of $1.9 million of which $1.6 million relates to previously unanticipated tax benefits taken on our prior year tax returns in the United States and United Kingdom and a $606,000 tax benefit due to a change in reporting for the state of Colorado, partially offset by a prior year non-trade loss in the U.K. of $324,000 for which future utilization is uncertain.

We recorded an income tax benefit for the nine months ended March 31, 2013 and 2012 of $10.5 million and $8.6 million on a pre-tax loss of $33.2 million and $79.5 million, respectively. The income tax benefit for the nine months ended March 31, 2013 reflects a discrete benefit of $442,000 relating to statutory income tax rate reductions in the U.K. and Sweden and the retroactive extension of the U.S. research credit largely offset by an adjustment of estimated deferred taxes. The income tax benefit for the nine months ended March 31, 2012 reflects a discrete benefit of $2.6 million of which $1.6 million relates to previously unanticipated tax benefits taken on our prior year tax returns in the United States and United Kingdom, a $606,000 tax benefit due to a change in reporting for the state of Colorado and a benefit of $700,000 relating to a reduction in the statutory income tax rate in the U.K., partially offset by a prior year non-trade loss in the U.K. of $324,000 for which future utilization is uncertain.

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

Absent the discrete items, the effective tax rates were 23% and 5% for the three months ended March 31, 2013 and 2012 and 30% and 8% for the nine months ended March 31, 2013 and 2012, respectively. The provision for the three and nine months ended March 31, 2013 was a combination of year-to-date U.S. tax benefit on a domestic book loss and foreign tax expense on foreign book income. The provision for the three and nine months ended March 31, 2012 was a combination of U.S. tax benefit on domestic book losses and foreign tax benefit on foreign book losses. The prior year’s effective tax rates were impacted by the aforementioned impairment charges.

In the nine months ended March 31, 2013 and 2012, we paid income taxes of $5.1 million and $7.6 million and received refunds of $5.7 million and $184,000, respectively.

13.    Legal Matters

We have identified instances of noncompliance with the International Traffic in Arms Regulations, or ITAR, in certain of our past business activities as well as in the pre-acquisition business activities of certain acquired companies. These include the inadvertent misclassification and/or export of products without the required license and the disclosure of controlled technology to certain foreign national employees. These matters were formally disclosed to the U.S. Department of State from time to time from fiscal 2007 and virtually all have been resolved without penalty. However, to resolve a Proposed Charging Letter that references those outstanding ITAR violations that were disclosed voluntarily to the State Department initially in 2007 and have been pending since 2008 concerning space related hardware items that were exported to China and, without the requisite State Department licenses, to end users in numerous other foreign countries, we are in the process of finalizing the terms of a Consent Agreement, proposed initially by the U.S. Department of State, Office of Defense Trade Controls Compliance (“DTCC”) at a meeting in February, 2013, that would involve, among other things, a fine of $8.0 million payable over a two year period, $4.0 million of which would be suspended and eligible for credit based on qualified compliance expenditures and investments made by the Company. During the quarter ended March 31, 2013, we recorded a charge of $8.0 million representing the legal obligation to the DTCC under the proposed terms of the Consent Agreement. The qualified compliance expenditures are subject to the approval of the DTCC. Going forward, the resolution of this issue will not impact our ability to transact business internationally.

In March 2005, we sold the net assets of our shock and vibration control device manufacturing business, which we refer to as VMC. Under the terms of the sale agreements, we retained certain liabilities relating to adverse environmental conditions that existed at the premises occupied by VMC as of the date of sale. We recorded a liability for the estimated remediation costs related to adverse environmental conditions that existed at the VMC premises when it was sold. The accrued environmental liability at March 31, 2013 was $1.1 million, of which $352,000 is expected to be paid within one year.

We are also involved in various other claims and legal actions that arise in the ordinary course of business. We do not believe that the ultimate resolution of any of these actions will have a material adverse effect on our business, results of operations, financial position, liquidity or capital resources.

14.    Business Segments

We are a global provider of radio frequency, or RF, and microwave integrated circuits, components and systems used in the design, development and maintenance of technically demanding, high-performance wireless communication systems. Our solutions include highly specialized microelectronic components and test and measurement equipment used by companies in the space, avionics, defense, commercial wireless communications, medical and other markets. Approximately 28% and 33% of our sales for the three months ended March 31, 2013 and 2012 and 28% and 35% for the nine months ended March 31, 2013 and 2012, respectively, were to agencies of the United States government or to prime defense contractors or subcontractors of the United States government. No customer constituted more than 10% of sales during any of the periods presented. Inter-segment sales were not material and have been eliminated from the tables below.

The majority of our operations are located in the United States. We also have operations in Europe and Asia, with our most significant non-U.S. operations in the U.K. Net sales from facilities located in the U.K. were $43.5 million and $29.7 million for the three months ended March 31, 2013 and 2012 and $116.9 million and $98.6 million for the nine months ended March 31, 2013 and 2012, respectively. Total assets of the U.K. operations were $167.4 million as of March 31, 2013 and $177.9 million as of June 30, 2012.

Net sales, based on the customers’ locations, attributed to the United States and other regions were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	(In thousands)

United States of America	$82,563	$102,341	$244,976	$296,917
Europe and Middle East	38,687	34,383	104,703	98,673
Asia and Australia	34,514	22,298	92,763	79,026
Other regions	5,190	3,240	15,895	13,668
	$160,954	$162,262	$458,337	$488,284

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

Selected financial data by segment was as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	(In thousands)
Net sales
- Microelectronic solutions ("AMS")	$85,662	$91,288	$238,663	$257,685
- Test solutions ("ATS")	75,292	70,974	219,674	230,599
Net sales	$160,954	$162,262	$458,337	$488,284

Segment adjusted operating income
- AMS	$19,233	$22,925	$52,459	$61,615
- ATS	6,974	(456)	16,987	11,768
- Corporate expense	(2,558)	(2,723)	(10,067)	(9,366)
Adjusted operating income	23,649	19,746	59,379	64,017

Amortization of acquired intangibles
- AMS	(8,845)	(9,013)	(26,517)	(27,059)
- ATS	(5,146)	(6,629)	(16,117)	(19,984)
Restructuring charges
- AMS	(26)	(177)	(45)	(788)
- ATS	(301)	(3,854)	(3,615)	(4,594)
- Corporate	(69)	-	(69)	-
Impairment of goodwill and other long-lived assets - AMS	-	(59,700)	(1,340)	(59,700)
ITAR settlement expense - AMS	(8,000)	-	(8,000)	-
Increase in fair value of acquisition contingent consideration liability - Corporate	-	(446)	-	(1,297)
Share-based compensation
- AMS	(291)	(134)	(667)	(190)
- ATS	(324)	(77)	(543)	(111)
- Corporate	(628)	(708)	(1,400)	(2,348)
Special accounts receivable reserve - AMS	(2,529)	-	(2,529)	-
Business acquisition and divestiture related costs - Corporate	-	-	(697)	(14)
Current period impact of acquisition related adjustments
- AMS	20	(38)	31	(113)
- ATS	22	22	66	67
- Corporate	(55)	(55)	(165)	(165)
Operating income (GAAP)	(2,523)	(61,063)	(2,228)	(52,279)

Interest expense	(9,448)	(8,252)	(29,294)	(25,386)
Write-off of deferred financing costs	-	(864)	(824)	(864)
Other income (expense), net	(389)	(251)	(890)	(944)
Income (loss) before income taxes	$(12,360)	$(70,430)	$(33,236)	$(79,473)

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

Among the adjustment items in the quarter and nine months ended March 31, 2013 are (i) a regulatory settlement of $8.0 million recorded in connection with outstanding ITAR violations and (ii) a reserve of $2.5 million against accounts receivable due from a customer whose bank accounts were recently seized by the U.S. Attorney (see Note 5).

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

Business Segments

Our business segments and major products included in each segment are as follows:

Aeroflex Microelectronic Solutions (“AMS”)

•	HiRel microelectronics/semiconductors
•	RF and microwave components
•	Mixed-signal/digital ASICs
•	Motion control products

Aeroflex Test Solutions (“ATS”)

•	Wireless test equipment
•	Military radio and Private Mobile Radio, or PMR, test equipment
•	Avionics test equipment
•	Synthetic test equipment
•	General purpose test equipment

Results of Operations

The following table sets forth our historical results of operations as a percentage of net sales for the periods indicated below:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	49.9	51.2	50.2	50.2
Gross profit	50.1	48.8	49.8	49.8

Operating expenses:
Selling, general and administrative costs	23.3	23.5	23.9	23.2
Research and development costs	14.4	13.7	14.2	14.1
Amortization of acquired intangibles	8.7	9.6	9.3	9.6
Restructuring charges	0.2	2.5	0.8	1.1
Impairment of goodwill and other long-lived assets	-	36.8	0.3	12.2
ITAR settlement expense	5.0	-	1.7	-
Change in fair value of acquisition contingent
consideration liability	-	0.3	-	0.3
Total operating expenses	51.6	86.4	50.2	60.5

Operating income	(1.5)	(37.6)	(0.4)	(10.7)

Other income (expense):
Interest expense	(5.9)	(5.1)	(6.4)	(5.2)
Write-off of deferred financing costs	-	(0.5)	(0.2)	(0.2)
Other income (expense), net	(0.2)	(0.2)	(0.2)	(0.2)

Income (loss) before income taxes	(7.6)	(43.4)	(7.2)	(16.3)
Provision (benefit) for income taxes	(1.8)	(3.2)	(2.3)	(1.8)

Net income (loss)	(5.8)%	(40.2)%	(4.9)%	(14.5)%

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

The end markets in which we operate continue to be challenged by worldwide economic factors, including the uncertainty over U.S. government spending, which has caused customers to be more conservative with their buying patterns.

Our experienced senior management team constantly reviews the Company’s operations, continually looks for additional efficiencies and takes actions needed to improve the Company’s profitability based on our current level of business. For instance, during fiscal 2012 we initiated cost saving measures by reducing personnel at various locations worldwide. These activities continued throughout fiscal 2013, primarily with the reorganization of our European ATS business to make their operations more focused and appropriate for the sales level that we are currently experiencing, as well as positioning us for the opportunity to achieve future growth. We are also investigating plans to consolidate our domestic ATS Avionics-Communications business.

Net Sales. Net sales decreased $1.3 million, or 1%, to $161.0 million for the three months ended March 31, 2013 from $162.3 million for the three months ended March 31, 2012.

Net Sales
Three Months		% of		% of
Ended		Consolidated		Consolidated
March 31,	AMS	Net Sales	ATS	Net Sales	Total
(In thousands, except percentages)

2013	$85,662	53.2%	$75,292	46.8%	$160,954
2012	$91,288	56.3%	$70,974	43.7%	$162,262

Net sales in the AMS segment decreased $5.6 million, or 6%, to $85.7 million for the three months ended March 31, 2013 from $91.3 million for the three months ended March 31, 2012. This sales decrease was primarily attributable to a volume driven reduction of $5.6 million of HiRel microelectronics/semiconductors primarily resulting from reduced government spending on defense and space related programs.

Net sales in the ATS segment increased $4.3 million, or 6%, to $75.3 million for the three months ended March 31, 2013 from $71.0 million for the three months ended March 31, 2012. The increase is primarily related to an increase in wireless test product sales of $11.1 million, partially offset by volume driven reductions in various product lines primarily due to reduced government spending.

Gross Profit. Gross profit equals net sales less cost of sales. Cost of sales includes materials, direct labor, amortization of capitalized software development costs and overhead expenses such as engineering labor, fringe benefits, depreciation, allocable occupancy costs and manufacturing supplies.

On a consolidated basis, gross profit was $80.6 million, or 50.1% of net sales, for the three months ended March 31, 2013 compared to $79.2 million, or 48.8% of net sales, for the three months ended March 31, 2012.

Gross Profit
Three Months		% of		% of		% of
Ended		Net		Net		Net
March 31,	AMS	Sales	ATS	Sales	Total	Sales
(In thousands, except percentages)

2013	$41,733	48.7%	$38,827	51.6%	$80,560	50.1%
2012	$46,363	50.8%	$32,810	46.2%	$79,173	48.8%

Gross margins in the AMS segment were 48.7% for the three months ended March 31, 2013 and 50.8% for the three months ended March 31, 2012. Gross profit decreased $4.6 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 due to the reduction in sales and product mix. The decrease in gross margin was principally attributable to product mix, as the decreased sales of HiRel microelectronics standard products carried a higher gross margin than the segment average.

Gross margins in the ATS segment were 51.6% for the three months ended March 31, 2013 and 46.2% for the three months ended March 31, 2012. Gross profit increased $6.0 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 due to product mix and the increase in sales. The gross margin increased primarily due to product mix, as the increased wireless test product sales carried a higher gross margin than the segment average and the decreased sales of radio test sets carried a lower gross margin than the segment average.

Selling, General and Administrative Costs. Selling, general and administrative (“SG&A”) costs include office and management salaries, fringe benefits, commissions, insurance and professional fees.

On a consolidated basis, SG&A costs decreased $723,000, or 2%, to $37.4 million for the three months ended March 31, 2013 from the three months ended March 31, 2012. Excluding the reserve of $2.5 million in the AMS segment discussion below, SG&A costs decreased $3.2 million, or 8%, to 21.8% of net sales, primarily due to a reduction in various expenses as a result of our implementation of cost saving measures.

Selling, General and Administrative Costs
Three Months		% of		% of			% of
Ended		Net		Net			Net
March 31,	AMS	Sales	ATS	Sales	Corporate	Total	Sales
(In thousands, except percentages)

2013	$15,349	17.9%	$18,859	25.0%	$3,241	$37,449	23.3%
2012	$13,850	15.2%	$20,836	29.4%	$3,486	$38,172	23.5%

In the AMS segment, SG&A costs increased $1.5 million, or 10%, to $15.3 million for the three months ended March 31, 2013 from the three months ended March 31, 2012. This increase was primarily attributable to a reserve of $2.5 million established for accounts receivables with a customer whose bank accounts were seized by the U.S. Attorney. Excluding the reserve of $2.5 million, SG&A costs in the AMS segment decreased $1.0 million, to 15.0% of net sales, primarily due to a reduction in various expenses as a result of our implementation of cost saving measures.

In the ATS segment, SG&A costs decreased $2.0 million, or 9%, to $18.9 million for the three months ended March 31, 2013 from the three months ended March 31, 2012 primarily related to cost saving measures taken, which reduced personnel at various locations worldwide. As a percentage of sales, SG&A costs in the ATS segment decreased to 25.0% from 29.4% for the three months ended March 31, 2013 from the three months ended March 31, 2012 due to the reduction in expenses, coupled with an increase in sales.

Research and Development Costs. Research and development costs include materials, engineering labor and allocated overhead.

On a consolidated basis, research and development costs increased $1.0 million, or 5%, for the three months ended March 31, 2013 from the three months ended March 31, 2012.

Research and Development Costs
Three Months		% of		% of		% of
Ended		Net		Net		Net
March 31,	AMS	Sales	ATS	Sales	Total	Sales
(In thousands, except percentages)

2013	$9,951	11.6%	$13,296	17.7%	$23,247	14.4%
2012	$9,758	10.7%	$12,487	17.6%	$22,245	13.7%

Restructuring Charges. On a consolidated basis, restructuring charges were $396,000 for the three months ended March 31, 2013 compared to $4.0 million for the three months ended March 31, 2012. The restructuring charges in both periods were primarily related to cost savings initiatives which resulted in reductions in personnel at various locations worldwide.

Impairment of Goodwill and Other Long-Lived Assets. In the third quarter of fiscal 2012, due to a decline in the RFMW reporting unit’s forecasted operating results for the fourth quarter of fiscal 2012 and beyond, we recorded preliminary non-cash impairment charges to both goodwill and tradenames related to the RFMW reporting unit of $56.7 million and $3.0 million, respectively. There were no similar impairment charges recorded in the three months ended March 31, 2013.

ITAR Settlement Expense. In order to resolve a Proposed Charging Letter that references certain outstanding ITAR violations that were disclosed voluntarily to the State Department, we are in the process of finalizing the terms of a Consent Agreement, that would involve, among other things, a fine of $8.0 million payable over a two year period, $4.0 million of which would be suspended and eligible for credit based on qualified compliance expenditures and investments made by the Company. During the quarter ended March 31, 2013, we recorded a charge of $8.0 million representing the legal obligation to the U.S. Department of State, Office of Defense Trade Controls Compliance (“DTCC”) under the proposed terms of the Consent Agreement. The qualified compliance expenditures are subject to the approval of the DTCC. Going forward, the resolution of this issue will not impact our ability to transact business internationally.

Interest Expense. Interest expense was $9.4 million for the three months ended March 31, 2013 and $8.3 million for the three months ended March 31, 2012. Interest expense increased as a result of the 150 basis point increase in our interest rate effective May 24, 2012, in connection with the amendment of our senior secured credit facility, partially offset by a lower outstanding principal amount due to voluntary debt payments of $50.0 million in the twelve months ended March 31, 2013.

Income Taxes. The income tax benefit was $3.0 million for the three months ended March 31, 2013 on a pre-tax loss of $12.4 million. We recorded an income tax benefit for the three months ended March 31, 2012 of $5.2 million on a pre-tax loss of $70.4 million. The effective income tax rate for both periods differed from the U.S. statutory rate primarily due to foreign, state and local income taxes, including U.S. income tax on certain foreign net income that we anticipate will be repatriated to the U.S. and, for the three months ended March 31, 2012, the mostly non-deductible goodwill and intangible impairment charge of $59.7 million.

The income tax benefit for the three months ended March 31, 2013 reflects a net discrete benefit of $190,000 primarily related to the retroactive extension of the research credit in the United States. The income tax benefit for the three months ended March 31, 2012 reflects a discrete benefit of $1.9 million of which $1.6 million relates to previously unanticipated tax benefits taken on our prior year tax returns in the United States and United Kingdom and a $606,000 tax benefit due to a change in reporting for the state of Colorado, partially offset by a prior year non-trade loss in the U.K. of $324,000 for which future utilization is uncertain.

Absent the discrete items, the effective tax rates were 23% and 5% for the three months ended March 31, 2013 and 2012, respectively. The current year’s provision was a combination of year-to-date U.S. tax benefit on a domestic book loss and foreign tax expense on foreign book income. The prior year’s provision was a combination of U.S. tax benefit on domestic book losses and foreign tax benefit on foreign book losses. The prior year’s effective tax rate was impacted by the aforementioned impairment charge.

In the three months ended March 31, 2013 and 2012, we paid income taxes of $3.5 million and $1.3 million and received refunds of $255,000 and $4,000, respectively, related to federal, state and foreign income taxes.

Net Income (Loss). Net income (loss) was $(9.4) million for the three months ended March 31, 2013 and $(65.3) million for the three months ended March 31, 2012.

Nine Months Ended March 31, 2013 Compared to Nine Months Ended March 31, 2012

Net Sales. Net sales decreased $29.9 million, or 6%, to $458.3 million for the nine months ended March 31, 2013 from $488.3 million for the nine months ended March 31, 2012.

Net Sales
Nine Months		% of		% of
Ended		Consolidated		Consolidated
March 31,	AMS	Net Sales	ATS	Net Sales	Total
(In thousands, except percentages)

2013	$238,663	52.1%	$219,674	47.9%	$458,337
2012	$257,685	52.8%	$230,599	47.2%	$488,284

Net sales in the AMS segment decreased $19.0 million, or 7%, to $238.7 million for the nine months ended March 31, 2013 from $257.7 million for the nine months ended March 31, 2012. This sales decrease was primarily attributable to a volume driven reduction of $17.9 million of HiRel microelectronics/semiconductors, of which $4.9 million relates to sales to a long standing customer whose bank accounts were seized by the U.S. Attorney; the balance relates to reduced government spending on defense and space programs.

Net sales in the ATS segment decreased $10.9 million, or 5%, to $219.7 million for the nine months ended March 31, 2013 from $230.6 million for the nine months ended March 31, 2012. The decrease was primarily attributable to volume driven reductions of $9.7 million in radio test sets primarily related to a reduction in GRMATS sales to the U.S. Military; and $6.1 million in avionics test equipment; along with volume driven reductions in various other product lines primarily due to reduced government spending. These reductions in sales were partially offset by an increase in wireless test product sales of $10.6 million.

Gross Profit. On a consolidated basis, gross profit was $228.5 million, or 49.8% of net sales, for the nine months ended March 31, 2013 compared to $243.4 million, or 49.8% of net sales, for the nine months ended March 31, 2012.

Gross Profit
Nine Months		% of		% of		% of
Ended		Net		Net		Net
March 31,	AMS	Sales	ATS	Sales	Total	Sales
(In thousands, except percentages)

2013	$116,803	48.9%	$111,654	50.8%	$228,457	49.8%
2012	$129,665	50.3%	$113,718	49.3%	$243,383	49.8%

Gross margins in the AMS segment were 48.9% for the nine months ended March 31, 2013 and 50.3% for the nine months ended March 31, 2012. Gross profit decreased $12.9 million for the nine months ended March 31, 2013 from the nine months ended March 31, 2012 largely due to the reduction in sales. The decrease in gross margin is principally attributable to the reduction in HiRel microelectronics sales, which carried a higher gross margin than the segment average.

Gross margins in the ATS segment were 50.8% for the nine months ended March 31, 2013 and 49.3% for the nine months ended March 31, 2012 due to product mix. The gross margin increased primarily because the increased wireless test product sales carried a higher gross margin than the segment average, combined with the decreased GRMATS sales, which carried a lower gross margin than the segment average. Gross profit decreased $2.1 million for the nine months ended March 31, 2013 from the nine months ended March 31, 2012 largely due to the reduction in sales partially offset by increased margin due to product mix.

Selling, General and Administrative Costs. On a consolidated basis, SG&A costs decreased $3.5 million, or 3%, to $109.8 million for the nine months ended March 31, 2013 from the nine months ended March 31, 2012. Excluding the reserve of $2.5 million in the AMS segment discussion below, SG&A costs decreased $6.0 million, or 5%, to 23.4% of net sales, primarily due to a reduction in various expenses as a result of our implementation of cost saving measures and a reduction in legal fees.

Selling, General and Administrative Costs
Nine Months		% of		% of			% of
Ended		Net		Net			Net
March 31,	AMS	Sales	ATS	Sales	Corporate	Total	Sales
(In thousands, except percentages)

2013	$40,088	16.8%	$57,352	26.1%	$12,329	$109,769	23.9%
2012	$40,503	15.7%	$60,904	26.4%	$11,893	$113,300	23.2%

In the AMS segment, SG&A costs decreased $415,000, or 1%, to $40.1 million for the nine months ended March 31, 2013 from the nine months ended March 31, 2012. In March 2013 the Company recorded a reserve of $2.5 million established for accounts receivables with a customer whose bank accounts were seized by the U.S. Attorney. Excluding the reserve of $2.5 million, SG&A costs in the AMS segment decreased $2.9 million, to 15.7% of net sales, due to a combination of reductions in expenses resulting from our implementation of cost saving measures and a reduction in legal fees.

In the ATS segment, SG&A costs decreased $3.6 million, or 6%, to $57.4 million for the nine months ended March 31, 2013 from the nine months ended March 31, 2012. This decrease was primarily attributable to reductions in labor and employee related expenses, largely related to headcount reductions during the second half of fiscal 2012 when the ATS wireless business implemented actions to right size its business.

Research and Development Costs. On a consolidated basis, research and development costs decreased $3.7 million for the nine months ended March 31, 2013 from the nine months ended March 31, 2012.

Research and Development Costs
Nine Months		% of		% of		% of
Ended		Net		Net		Net
March 31,	AMS	Sales	ATS	Sales	Total	Sales
(In thousands, except percentages)

2013	$27,421	11.5%	$37,792	17.2%	$65,213	14.2%
2012	$27,849	10.8%	$41,091	17.8%	$68,940	14.1%

Research and development costs in the ATS segment decreased $3.3 million, primarily due to the reduction of R&D contract engineering headcount in conjunction with the completion of Wireless related development projects near the end of fiscal 2012.

Restructuring Charges. On a consolidated basis, restructuring charges were $3.7 million for the nine months ended March 31, 2013 compared to $5.4 million for the nine months ended March 31, 2012. The restructuring charges were primarily related to cost savings initiatives which resulted in reductions in personnel at various locations worldwide, primarily at our ATS Wireless operations in Europe and Asia.

Impairment of Goodwill and Other Long-Lived Assets. In December 2010, in connection with our consolidation of certain manufacturing operations in our AMS segment, we recorded a $4.9 million impairment charge to restructuring expense based on the then fair value of our Whippany, New Jersey facility. In December 2012, we entered into a contract for the sale of the Whippany building. The net proceeds received in January 2013 were less than the carrying value of the building. Therefore, in December 2012 we recorded a $1.3 million impairment to the asset held for sale. In the third quarter of fiscal 2012, due to a decline in the RFMW reporting unit’s forecasted operating results for the fourth quarter of fiscal 2012 and beyond, we recorded preliminary non-cash impairment charges to both goodwill and tradenames related to the RFMW reporting unit of $56.7 million and $3.0 million, respectively.

ITAR Settlement Expense. In order to resolve a Proposed Charging Letter that references certain outstanding ITAR violations that were disclosed voluntarily to the State Department, we are in the process of finalizing the terms of a Consent Agreement, that would involve, among other things, a fine of $8.0 million payable over a two year period, $4.0 million of which would be suspended and eligible for credit based on qualified compliance expenditures and investments made by the Company. During the quarter ended March 31, 2013, we recorded a charge of $8.0 million representing the legal obligation to the DTCC under the proposed terms of the Consent Agreement. The qualified compliance expenditures are subject to the approval of the DTCC. Going forward, the resolution of this issue will not impact our ability to transact business internationally.

Interest Expense. Interest expense increased by $3.9 million to $29.3 million for the nine months ended March 31, 2013 from $25.4 million for the nine months ended March 31, 2012. Interest expense increased as a result of the 150 basis point increase in our interest rate on May 24, 2012, partially offset by a lower outstanding principal amount due to voluntary debt payments of $80.0 million in the latter half of fiscal 2012 and $35.0 million in the nine months ended March 31, 2013.

Income Taxes. The income tax benefit was $10.5 million for the nine months ended March 31, 2013 on a pre-tax loss of $33.2 million. We recorded an income tax benefit for the nine months ended March 31, 2012 of $8.6 million on a pre-tax loss of $79.5 million. The effective income tax rate for both periods differed from the U.S. statutory rate primarily due to foreign, state and local income taxes, including U.S. income tax on certain foreign net income that we anticipate will be repatriated to the U.S. and, for the nine months ended March 31, 2012, the mostly non-deductible goodwill and intangible impairment charge of $59.7 million.

The income tax benefit for the nine months ended March 31, 2013 reflects a discrete benefit of $442,000 relating to statutory income tax rate reductions in the U.K. and Sweden and the retroactive extension of the U.S. research credit largely offset by an adjustment of estimated deferred taxes. The income tax benefit for the nine months ended March 31, 2012 reflects a discrete benefit of $2.6 million of which $1.6 million relates to previously unanticipated tax benefits taken on our prior year tax returns in the United States and United Kingdom, a $606,000 tax benefit due to a change in reporting for the state of Colorado and a benefit of $700,000 relating to a reduction in the statutory income tax rate in the U.K., partially offset by a prior year non-trade loss in the U.K. of $324,000 for which future utilization is uncertain.

Absent the discrete items, the effective tax rates were 30% and 8% for the nine months ended March 31, 2013 and 2012, respectively. The current year’s provision was a combination of year-to-date U.S. tax benefit on a domestic book loss and foreign tax expense on foreign book income. The prior year’s provision was a combination of U.S. tax benefit on domestic book losses and foreign tax benefit on foreign book losses. The prior year’s effective tax rate was impacted by the aforementioned impairment charge.

In the nine months ended March 31, 2013 and 2012, we paid income taxes of $5.1 million and $7.6 million, and received refunds of $5.7 million and $184,000, respectively, related to federal, state and foreign income taxes.

Net Income (Loss). Net income (loss) was $(22.8) million for the nine months ended March 31, 2013 and $(70.8) million for the nine months ended March 31, 2012.

Liquidity and Capital Resources

As of March 31, 2013, we had $34.8 million of cash and cash equivalents, $260.4 million in working capital and our current ratio was 3.41 to 1, versus $41.3 million, $289.2 million and 3.70 to 1, respectively, at June 30, 2012.

Our principal liquidity requirements are to service our debt and interest and meet our working capital and capital expenditure needs. As of March 31, 2013, we had $606.4 million of debt outstanding, all of which was long-term, under the senior secured term loan. Additionally, at March 31, 2013, we were able to borrow $75.0 million under the revolving portion of our senior secured credit facility, of which none was outstanding.

During the nine months ended March 31, 2013, we had accumulated cash in excess of our forecasted operating needs. Consistent with our objective to reduce the outstanding term loan balance and reduce our ongoing interest expense, we voluntarily prepaid a total of $35.0 million of our term loan during the nine months ended March 31, 2013.

As a result of $118.6 million of payments, including $115.0 million of voluntary prepayments made to date, there are no required debt principal payments due until fiscal 2018.

As of March 31, 2013, we were in compliance with all of the covenants contained in our senior secured credit facility. Certain loan covenants are based on Adjusted EBITDA. Adjusted EBITDA is defined as EBITDA (net income (loss), before interest expense, income taxes, depreciation and amortization) adjusted to add back or subtract certain non-cash, non-recurring and other items, as permitted by various provisions in our senior secured credit facility. Our use of the term Adjusted EBITDA may vary from others in our industry. EBITDA and Adjusted EBITDA are not measures of operating income (loss), performance or liquidity under U.S. GAAP and are subject to important limitations. A reconciliation of net income (loss), which is a U.S. GAAP measure of our operating results, to Adjusted EBITDA, as defined in our senior secured credit facility, is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	(In thousands)

Net income (loss)	$(9,389)	$(65,261)	$(22,783)	$(70,838)
Interest expense	9,448	8,252	29,294	25,386
Provision (benefit) for income taxes	(2,971)	(5,169)	(10,453)	(8,635)
Depreciation and amortization	20,077	21,059	59,880	62,863
EBITDA	17,165	(41,119)	55,938	8,776

Restructuring costs and related pro forma savings(a)	499	5,903	5,083	11,951
Impairment of goodwill and other long-lived assets	-	59,700	1,340	59,700
ITAR settlement expense	8,000	-	8,000	-
Change in fair value of acquisition contingent
consideration liability	-	446	-	1,297
Share-based compensation	1,243	919	2,610	2,649
Special accounts receivable reserve	2,529	-	2,529	-
Write-off of deferred financing costs	-	864	824	864
Other defined items(b)	9	1,135	943	2,674
Adjusted EBITDA	$29,445	$27,848	$77,267	$87,911

(a)	Primarily reflects costs associated with the reorganization of our European operations and consolidation of certain of our U.S. component facilities. Pro forma savings reflect the costs that we estimate would have been eliminated during the fiscal year in which a restructuring occurred had the restructuring occurred as of the first day of that fiscal year. Pro forma savings were estimated to be $103,000 and $1.4 million for the three and nine months ended March 31, 2013. The pro forma savings of $1.9 million and $6.6 million for the three and nine months ended March 31, 2012 were not fully reflected in our Adjusted EBITDA as reported in our March 31, 2012 report on Form 10-Q as they relate to restructuring activities recorded throughout fiscal 2012.

(b)	Reflects other adjustments required in calculating our debt covenant compliance. These other defined items include legal fees related to certain litigation and business acquisition and divestiture related costs.

Financial covenants in our senior secured credit facility include a maximum leverage ratio of total debt (less up to $15.0 million of unrestricted cash) to Adjusted EBITDA, as defined in our senior secured credit facility. The maximum leverage ratio permitted for the twelve months ended March 31, 2013 was 5.50, whereas our actual leverage ratio was 4.89. The maximum leverage ratio permitted periodically decreases as follows:

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

Cash Flows

For the nine months ended March 31, 2013, our cash flow provided by operations was $43.1 million. Our investing activities used cash of $12.2 million, primarily for capital expenditures of $14.3 million partially offset by proceeds of $1.6 million from the sale of our Whippany, New Jersey facility. Our financing activities used cash of $35.6 million, primarily for voluntary debt prepayments.

For the nine months ended March 31, 2012, our cash flow provided by operations was $55.0 million. Our investing activities used cash of $19.9 million, primarily for capital expenditures of $15.0 million and earn-out payments of $5.1 million related to a prior year acquisition. Our financing activities used cash of $69.7 million, primarily for debt repayments of $68.6 million and for the payment of contingent consideration related to a business acquisition of $948,000.

Capital Expenditures

Capital expenditures were $14.3 million and $15.0 million for the nine months ended March 31, 2013 and 2012, respectively. Our capital expenditures primarily consist of equipment replacements.

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

Critical Accounting Policies and Estimates

Information regarding our critical accounting policies and estimates appears within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our fiscal 2012 Form 10-K. During the nine month period ended March 31, 2013, there were no significant changes to any critical accounting policies or to the related estimates and judgments involved in applying those policies.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We are subject to interest rate risk in connection with borrowings under our senior secured credit facility. We currently do not have interest rate swap agreements hedging this debt. As of March 31, 2013, there was $606.4 million outstanding at adjusted LIBOR plus 4.5% under the term-loan portion of the senior secured credit facility, all of which is subject to variable interest rates. The adjusted LIBOR, as defined in the senior secured credit facility, has a floor of 1.25% on the term loan. Based on LIBOR at March 31, 2013, an increase of 1% in interest rates would result in a 0.03% increase, due to the 1.25% floor, or a $184,000 increase in our annual interest expense. Any 1% increase in interest rates above the 1.25% floor would result in a $6.1 million increase in our annual interest expense. A 1% change in interest rates would result in a $760,000 change in our annual interest expense on the revolving loan borrowings, assuming the entire $75.0 million was outstanding. Any debt we incur in the future may also bear interest at floating rates.

Foreign Currency Risk. Foreign currency contracts are used to protect us from exchange rate fluctuation from the time customers are invoiced in local currency until such currency is exchanged for U.S. dollars. We periodically enter into foreign currency contracts, which are not designated as hedges, and the change in the fair value is included in income currently within other income (expense). As of March 31, 2013, we had $38.5 million of notional value foreign currency forward contracts maturing through April 30, 2013. Notional amounts do not quantify risk or represent assets or liabilities, but are used in the calculation of cash settlements under the contracts. The fair value of these contracts at March 31, 2013 was an asset of $184,000. If foreign currency exchange rates (primarily the British pound and the Euro) change by 10% from the levels at March 31, 2013, the effect on our comprehensive income would be approximately $18.4 million.

Inflation Risk. Inflation has not had a material impact on our results of operations or financial condition during the preceding three years.

ITEM 4.	CONTROLS AND PROCEDURES

Our disclosure controls and procedures under the Securities Exchange Act of 1934, as amended, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Principal Executive Officer and our Principal Financial Officer, with the assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2013 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We have identified instances of noncompliance with the International Traffic in Arms Regulations, or ITAR, in certain of our past business activities as well as in the pre-acquisition business activities of certain acquired companies. These include the inadvertent misclassification and/or export of products without the required license and the disclosure of controlled technology to certain foreign national employees. These matters were formally disclosed to the U.S. Department of State from time to time from fiscal 2007 and virtually all have been resolved without penalty. However, to resolve a Proposed Charging Letter that references those outstanding ITAR violations that were disclosed voluntarily to the State Department initially in 2007 and have been pending since 2008 concerning space related hardware items that were exported to China and, without the requisite State Department licenses, to end users in numerous other foreign countries, we are in the process of finalizing the terms of a Consent Agreement, proposed initially by the U.S. Department of State, Office of Defense Trade Controls Compliance (“DTCC”) at a meeting in February, 2013, that would involve, among other things, a fine of $8.0 million payable over a two year period, $4.0 million of which would be suspended and eligible for credit based on qualified compliance expenditures and investments made by the Company. During the quarter ended March 31, 2013, we recorded a charge of $8.0 million representing the legal obligation to the DTCC under the proposed terms of the Consent Agreement. The qualified compliance expenditures are subject to the approval of the DTCC. Going forward, the resolution of this issue will not impact our ability to transact business internationally.

In March 2005, we sold the net assets of our shock and vibration control device manufacturing business, which we refer to as VMC. Under the terms of the sale agreements, we retained certain liabilities relating to adverse environmental conditions that existed at the premises occupied by VMC as of the date of sale. We recorded a liability for the estimated remediation costs related to adverse environmental conditions that existed at the VMC premises when it was sold. The accrued environmental liability at March 31, 2013 was $1.1 million, of which $352,000 is expected to be paid within one year.

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

May 9, 2013

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

