Form 10-K
period 2013-06-30
AEROFLEX HOLDING CORP.
filed 2013-08-29
CIK 1487990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of December 31, 2012 – approximately $138,755,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common Stock, par value $.01 per share; outstanding as of August 28, 2013: 84,942,690 shares.

Documents incorporated by reference: Part III (Items 10, 11, 12, 13 and 14) – registrant’s definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Act of 1934.

PART I

In this Form 10-K, unless the context requires otherwise: (i) “Aeroflex Holding” refers to the issuer, Aeroflex Holding Corp., a holding company; (ii) “Aeroflex” refers to Aeroflex Incorporated, a direct wholly owned subsidiary of Aeroflex Holding, together with its consolidated subsidiaries; (iii) “we,” “our,” “us” or the “Company” refer to Aeroflex Holding Corp. and its consolidated subsidiaries, including Aeroflex; (iv) the term “parent LLC” refers to VGG Holding LLC, which as of June 30, 2013 owned 76.5% of Aeroflex Holding’s common stock; (v) the term “Sponsors” refers collectively to Veritas Capital Fund III, L.P., Golden Gate Private Equity, Inc. and its affiliates and GS Direct, L.L.C., and to affiliates of and funds managed by these entities; (vi) the term “Going Private Transaction” refers to the acquisition of Aeroflex by the Sponsors on August 15, 2007; (vii) the term “IPO” refers to the initial public offering of 19,789,180 shares of our common stock at a price of $13.50 per share, which was consummated in November 2010; (viii) the term “Sponsor Advisory Agreement” refers to our advisory agreement with affiliates of the Sponsors, which was terminated in connection with the IPO; (ix) the term “senior secured credit facility” refers to the credit facility that we entered into on May 9, 2011 in connection with our debt refinancing as of such date, which we amended on May 24, 2012, and further amended on May 29, 2013; and (x) any “fiscal” year refers to the twelve months ended June 30 of the applicable year (for example, “fiscal 2013” refers to the twelve months ended June 30, 2013).

Because the Company’s market position and related matters have been determined based on management’s good faith reasonable estimates, statements about such items are noted in this report as a belief or as an estimate.

ITEM 1.   BUSINESS

Our Company

We are a leading global provider of radio frequency, or RF, and microwave integrated circuits, components and systems used in the design, development and maintenance of technically demanding, high-performance wireless communication systems. Our solutions include highly specialized microelectronic components and test and measurement equipment used by companies in the: (i) commercial wireless communications; (ii) space, avionics and defense; and (iii) medical and other markets. We have targeted customers in these end markets because we believe our solutions address their technically demanding requirements. We were founded in 1937 and have proprietary technology that is based on the extensive know-how of our approximately 650 engineers and experienced management team.

We provide a broad range of products for specialized, high-growth end markets. The products we manufacture include a range of RF, microwave and millimeter wave microelectronic components, with a focus on high reliability, or HiRel, and radiation hardened, or RadHard, integrated circuits, or ICs, and analog and mixed-signal devices. We also manufacture a range of RF and microwave wireless radio and avionics test equipment and solutions particularly for the wireless, avionics and radio test markets. We believe that we are a market leader in product categories representing the majority of our revenue.

We believe that the combination of our leading market positions, broad product portfolio, engineering capabilities, and years of experience enables us to deliver differentiated, high value products to our customers and provides us with a sustainable competitive advantage. We believe most of our market segments have high barriers to entry due to the need for specialized design and development expertise, the differentiation provided by our proprietary technology and the significant switching and requalifying costs that our customers would incur to change vendors. We often design and develop solutions through a collaborative process with our customers whereby our microelectronic products or test solutions are designed, or "spec'd," into our customers' products or test procedures. Our major customers often use our products in multiple systems or programs, sometimes developed by different business units within the customer's organization. We have long standing relationships with a geographically diverse base of leading global companies including Alcatel Lucent, BAE Systems, Boeing, Cisco Systems, Ericsson, General Dynamics, ITT Exelis, Lockheed Martin, Motorola, Nokia, Northrop Grumman and Raytheon. For fiscal 2013, our largest customer represented approximately 6% of our net sales. In aggregate, for fiscal 2013, our top ten customers accounted for approximately 31% of our net sales.

We compete predominantly in the commercial wireless communications and the space, avionics and defense markets. For fiscal 2013, approximately 60% of our net sales came from space, avionics and defense, 27% from commercial wireless communications and 13% from medical and other markets. Approximately 28% of net sales for fiscal 2013 were to agencies of the U.S. government or to prime defense contractors or subcontractors of the U.S. government. Our products are sold primarily to customers in: (i) the United States; (ii) Europe and the Middle East; (iii) Asia; and (iv) other regions, with sales to each of these regions accounting for 54%, 22%, 20% and 4%, respectively, of our net sales for fiscal 2013. The information on sales based on our customers’ geographical location, sales by end markets, and sales and operating profits of our two industry segments for each of the three fiscal years in the period ended June 30, 2013, as well as information regarding total assets, is set forth in Note 20 of the notes to the consolidated financial statements included herein.

After 46 years as a public company, we were acquired on August 15, 2007 in the Going Private Transaction by the Sponsors and certain members of our management. In November 2010, we consummated the IPO, in which we sold 19,789,180 shares of our common stock at a price of $13.50 per share.

Our backlog was $259.0 million as of June 30, 2013, compared to $272.7 million as of June 30, 2012. The majority of our backlog is expected to be recognized as revenue within one year.

Our Segments

We operate through two business segments: Aeroflex Microelectronic Solutions, or AMS, and Aeroflex Test Solutions, or ATS. We engineer, manufacture and market a diverse range of products in each of our segments.

	Aeroflex Microelectronic Solutions	Aeroflex Test Solutions

% of Net Sales in Fiscal 2013	55.8%	44.2%

% of Gross Profit in Fiscal 2013	54.5%	45.5%

Products	▪ HiRel microelectronics/semiconductors	▪ Wireless test equipment
	▪ RF and microwave components ▪ Mixed-signal/digital Application Specific Integrated Circuits (“ASICs”)	▪ Military radio and Private Mobile Radio, or PMR, test equipment ▪ Avionics test equipment
	▪ Motion control products	▪ Synthetic test equipment
		▪ General purpose test equipment

Competitive Advantages

▪   Leadership in microelectronic specialty products within our end markets, with a long history and proven track record

▪   Fabless semiconductor manufacturing model

▪   High-performance, high reliability products optimized for our target markets

▪   Proprietary technologies in RF, microwave and millimeter wave development

▪   Established long-term blue chip customer relationships

▪   High switching costs

▪   Class K and Class V certified by Defense Supply Center Columbus, or DSCC

▪   State-of-the-art design, test and assembly capabilities

▪   Leadership positions in specialty communications test equipment market segments with a long history and proven track record

▪   High-performance products and technologies optimized for our target markets

▪   Integrated hardware/software design focus

▪   Pioneer in synthetic testing market

▪   Established long-term blue chip customer relationships

Diverse Product Portfolio (% of Fiscal 2013 Net Sales by Segment)
Aeroflex Microelectronic Solutions	Aeroflex Test Solutions

With respect to segment and geographic financial information, reference is made to Note 20 of the notes to the consolidated financial statements included herein.

Aeroflex Microelectronic Solutions

AMS offers a broad range of microelectronics products and is a leading provider of high-performance, high reliability specialty products for the commercial wireless communications and the space, avionics and defense and medical and other markets. Our strength in these markets stems from our success in the design and development of HiRel and RadHard products. RadHard products are specifically designed to tolerate high radiation level environments, which otherwise can degrade electronic components. The process by which electronic components for these harsh environments are designed, developed and manufactured differs significantly from other established semiconductor manufacturing practices. As a result, we believe we are among a very limited number of vendors globally who have the expertise, proven history and established relationships to compete and succeed in our target markets.

We principally operate a fabless semiconductor manufacturing model, outsourcing a substantial portion of our semiconductor fabrication activities to commercial foundries. We believe our fabless semiconductor manufacturing model provides us with a competitive advantage by significantly reducing our capital expenditures and labor costs, as well as enhancing our ability to respond quickly, in scope and scale, to changes in technology and customer needs. We utilize a variety of foundries that incorporate our proprietary design specifications and packaging techniques in the manufacturing of our products.

In order to meet our customers' needs, AMS' Plainview, New York and Colorado Springs, Colorado facilities are space certified and have been manufacturing Class K and Class V products for space, avionics and defense programs for approximately 20 years. Class K device manufacturing utilizes the highest quality and reliability for electronic parts through a number of specifications, standards and test methods. The additional requirements that define Class K address the specific needs of space users and are intended to provide more confidence to the customers that the device is of the highest initial quality and that any defective parts have been removed. Our subsidiary, Gaisler Research, located in Gothenburg, Sweden, designs and manufactures hi-reliability, high-performance, fault tolerant micro-processors and provides us with access to customers in the European space market.

AMS offers a broad range of complementary products that provide connectivity and computing functionality for applications that are characterized by their high-performance, high reliability requirements. Its product portfolio includes RF, microwave and millimeter wave products, including discrete components, ICs, monolithic microwave ICs and multi-chip modules. AMS also designs and manufactures application specific, high-performance analog and mixed-signal devices for use in the medical, industrial and intelligent sensor markets.

For fiscal 2013, our AMS segment generated $360.8 million of our net sales and $179.4 million of our gross profit.

Aeroflex Test Solutions

ATS is a leading provider of a broad line of specialized test and measurement hardware and software products, primarily for the commercial wireless communications and the space, avionics and defense markets. Our strength in test and measurement technologies stems from our expertise with RF and microwave signals and innovative product design and development to meet the changing needs of our markets. ATS has hardware and software expertise across a number of wireless markets, including the cellular infrastructure, cellular device, mobile radio and satellite markets. ATS' products consist of flexible application software and multifunction hardware that our customers combine with industry-standard computers, networks and other third-party devices to create measurement, automation and embedded systems. This approach gives customers the ability to quickly and cost-effectively design, prototype and deploy unique custom-defined solutions for their design, control and test application needs.

Examples of ATS products and their applications include:

•	wireless test equipment, which is used to develop and test wireless base stations and handsets;

•	military radio and PMR test equipment, which is used by radio manufacturers and military, police, fire, and emergency response units to test handheld radios;

•	avionics test equipment, which is used in the design, manufacture and maintenance of electronics systems for aircraft;

•	synthetic test equipment, which is used to test satellites and transmit/receive modules prior to launch and deployment; and

•	general purpose test equipment, including spectrum analyzers and signal generators.

As technology continues to evolve and "next generation" communications protocols are introduced, equipment manufacturers and network providers need both test and measurement products that are compatible with the new technologies and products that work with older generation equipment. We have gained significant expertise in advanced RF and wireless technology through our focused research and development. One example is the Aeroflex 3000 Series, a modular test suite for mobile phone and general purpose wireless test using the PXI standard, which is a widely accepted standard for modular electronic instrumentation platforms. This product is tailored to the testing of wireless handsets where speed, repeatability and accuracy are critical. As wireless infrastructure has evolved with the advent of fourth generation, or 4G, networks, ATS has market leading capabilities around the main 4G standard, Long Term Evolution, or LTE, and the subsequent protocol Long Term Evolution Advanced, LTE(A).

For fiscal 2013, ATS generated $286.3 million of our net sales and $149.7 million of our gross profit.

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

Our Customers

AMS addresses value-added specialty markets requiring application specific, custom engineered, high-performance microelectronic solutions. The division has strong relationships among the largest U.S. defense contractors, Boeing, General Dynamics, Honeywell International, Lockheed Martin, Northrop Grumman, Raytheon and United Technologies, as well as with several other major defense-related technology companies, such as BAE Systems and ITT Exelis. Certain of our customers, such as BAE Systems and Honeywell International, are also our competitors due to their in-house capabilities. AMS customers also include communications equipment OEMs such as Cisco and Ericsson.

ATS addresses value-added specialty markets requiring application specific, custom engineered, high-performance testing solutions. ATS customers include wireless handset and infrastructure OEMs, including Alcatel Lucent, Ericsson, Motorola Mobility, Nokia and ZTE. The division also has strong relationships with several major defense-related technology companies, including Boeing, Lockheed Martin, Northrop Grumman and Raytheon.

Government Sales

Approximately 28% of sales for fiscal 2013 were to agencies of the U.S. government or to prime defense contractors or subcontractors of the U.S. government. These government contracts have been awarded either on a bid basis or after negotiation. These contracts generally provide for fixed prices and have customary provisions for termination at the convenience of the government without cause.

Competition

We compete primarily on the basis of technology and performance. For certain products, we also compete on the basis of price. Some of our competitors are well-established and have greater market share and manufacturing, financial, research and development and marketing resources than we do. We also compete with emerging companies that are attempting to sell their products in specialized markets, and with the internal capabilities of many of our significant customers, including BAE Systems and Honeywell International. In addition, a significant portion of our contracts, including those with the federal government and commercial customers, are subject to commercial bidding, both upon initial issuance and subsequent renewal.

AMS primarily competes with large defense-related technology providers, including BAE Systems and Honeywell International. In addition, AMS competes with a number of specialty semiconductor providers, including Hittite Microwave Corporation, ILC / Data Devices Corporation and Microsemi. We believe we are one of the largest providers of specialty microelectronics to our targeted markets and that we are the leading global fabless platform of scale in RadHard semiconductors. Additionally, in the RF and Microwave market segment, AMS competes with companies such as Anaren. However, we believe our specialized expertise in RadHard technology, RF and microwave design and development and fabrication expertise provides us with a differentiated technology and pricing position versus our most direct competitors. We typically maintain close and longstanding relationships with our customers and maintain sole source/primary supplier positions with certain customers.

ATS primarily competes with a number of specialty test and measurement providers, including Agilent, Anritsu, Ixia Solutions, JDS Uniphase Corp., National Instruments and Rohde & Schwarz. We believe our specialized expertise in high-performance RF and wireless testing equipment and our focus on delivery of advanced testing platforms and optimized manufacturing capability sets us apart from our most direct competitors. We believe we continue to maintain the largest installed base of any of our competitors in the specialized test categories in which we compete, including many sole source/primary supplier positions with certain customers. In aerospace and tactical communication, our competitors include Anritsu, Astronics DME Corp., CPI Satcom Division, General Dynamics, Rohde & Schwarz and Tel Instruments.

Research and Development

As of June 30, 2013, we had approximately 650 engineers participating in research and development activities at sixteen of our facilities. Our research and development efforts primarily involve engineering and design relating to:

•	developing new products;

•	improving existing products;

•	adapting existing products to new applications; and

•	developing prototype components to bid on specific programs.

We perform research and development in both the AMS and ATS divisions. In AMS, we have focused our research and development initiatives on the continued enhancement of our high value power management products and subsystems, microwave/RF modules and microreceivers which has enabled us to increase the dollar content of our products embedded into modern satellites. In ATS, we are developing technologies that are used in the next generation of wireless infrastructure. Our research and development consists of self-funded research and development, as well as research and development, we conduct on behalf of our customers.

Certain product development and similar costs are recoverable under contractual arrangements and those that are not recoverable are expensed in the year incurred. We invested $86.9 million, $89.8 million and $90.1 million in self-funded research and development for fiscal 2013, 2012 and 2011, respectively. We also seek to strategically acquire businesses or license certain proven commercial technology to apply to our target markets.

Manufacturing

The AMS division primarily operates under a fabless semiconductor manufacturing model, outsourcing a substantial portion of its semiconductor fabrication activities to commercial foundries, which significantly reduces our capital expenditures and labor costs and enhances our ability to respond quickly with scalability to changes in technology and customer demands. We purchase our semiconductors from a variety of foundries, which utilize our proprietary design specifications and packaging techniques to manufacture our RadHard products. We test certain of our RadHard products in our in-house radiation simulation testing chambers.

AMS has eleven primary manufacturing facilities throughout the United States, as well as one in China. In AMS' largest facility, Colorado Springs, Colorado, we design and develop our RadHard solutions in addition to a broad range of products for avionics and space applications. AMS manufactures advanced Multi-chip Modules (“MCMs”) for airborne, space, shipboard, ground based and commercial avionics and telecommunications systems in its Plainview, New York, facility. The remaining facilities are used to produce RadHard solutions, RF and microwave products and motion control solutions.

We manufacture products for aerospace and defense programs in compliance with stringent military specifications. Most of our manufacturing plants are ISO-9001 certified, and our Colorado Springs, Colorado, Plainview, New York, and Hauppauge, New York, facilities are also certified to the more stringent AS9100 standard.

ATS has four primary manufacturing facilities throughout the United States, as well as one in England. In ATS' largest facility, Wichita, Kansas, we design and develop a wide range of test instrumentation for military radio and avionics. In ATS' Stevenage, England facility, we produce commercial wireless test systems and also provide test solutions with expertise in signal generators, signal analyzers, microwaves and automatic test equipment. The remaining facilities focus on synthetic testing solutions and other wireless communications and automated testing equipment.

Many of the component parts we use in our products are purchased, including semiconductors, transformers and amplifiers. Although we may obtain certain components and materials from a limited group of suppliers, all the materials and components we use, including those purchased from a sole source, are readily available and are, or can be, purchased in the open market. We have no long-term purchase commitments and no supplier provided more than 10% of our raw materials during fiscal 2013.

Capital expenditures as a percentage of net sales were 3.2%, 3.2% and 3.6% for fiscal 2013, 2012 and 2011, respectively.

Sales

We employ a team-based sales approach to closely manage relationships at multiple levels of the customer's organization, including management, engineering and purchasing personnel. This integrated sales approach involves a team consisting of a senior executive, a business development specialist and members of our engineering group. Our use of experienced engineering personnel as part of the sales effort enables close technical collaboration with our customers during the design and qualification phase of new technologies and equipment. We believe that this is critical to the integration of the product into the customer's equipment. Manufacturers' representatives and independent sales representatives are also used as needed. Each of the businesses that comprise the AMS segment has its own sales organization, whereas the ATS segment has a common sales force to service its global market. As of June 30, 2013, we had approximately 250 sales people employed domestically and internationally.

Seasonality

Historically our net sales and earnings increase sequentially from quarter to quarter throughout a fiscal year with the first quarter having less sales than the previous year’s fourth quarter.

Our Employees

As of June 30, 2013, we had approximately 2,700 employees, of whom 1,350 were employed in a manufacturing capacity, and 1,350 were employed in engineering, sales or administrative positions. Approximately 100 of our employees are covered by a collective bargaining agreement. The collective bargaining agreement expires September 30, 2013. We believe that our employee relations are satisfactory.

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

In addition to our own intellectual property, we have an active program of licensing third-party technologies to be developed into new products. In some cases, we make substantial up-front payments to procure such technology. We generally attempt to license third-party technology for so long as practicable and have acquired six licenses that make the technology acquired available to us for periods of up to twenty years.

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

Workplace Safety

Our operations are governed by laws and regulations relating to workplace safety and worker health. We believe we are in material compliance with these laws and regulations and do not believe that future compliance with such laws and regulations will have a material adverse effect on our results of operations or financial condition.

ITAR and Export Controls

We are subject to the Arms Export Control Act and the International Traffic in Arms Regulations, or ITAR. The ITAR requires export licenses from the U.S. Department of State for products shipped outside the U.S. that have military or strategic applications. In this connection, from time to time we have filed certain Voluntary Disclosures with the U.S. Department of State, describing possible inadvertent violations. We have also identified and disclosed to the U.S. Department of State other ITAR noncompliance in the pre-acquisition business activities of certain acquired companies. See Item 3 - "Legal Proceedings."

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

Other governmental agencies, including the Defense Securities Service, the Defense Logistics Agency and the Office of Federal Contract Compliance Program, also, from time to time, conduct inquiries or investigations regarding a broad range of our activities.

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

Many of the end markets we serve, including but not limited to the defense and commercial wireless markets, have historically been cyclical and have experienced periodic downturns. The factors leading to and the severity and length of a downturn are very difficult to predict and there can be no assurance that we will appropriately anticipate changes in the underlying end markets we serve or that any increased levels of business activity will continue as a trend into the future. If we fail to anticipate changes in the end markets we serve, our business, results of operations and financial condition could be materially adversely affected.

We rely on sales to federal government entities under prime contracts and subcontracts. A loss or reduction of such contracts, a failure to obtain new contracts or a reduction of sales under such contracts could have a material adverse effect on our business.

We derived approximately 28% of our net sales for fiscal 2013 from contracts with agencies of the federal government or subcontracts with prime defense contractors or subcontractors of the federal government. The loss or significant curtailment of any of these government contracts or subcontracts, or failure to exercise renewal options or enter into new contracts or subcontracts, could have a material adverse effect on our business, results of operations and financial condition. Continuation and the exercise of renewal options on existing government contracts and subcontracts and new government contracts and subcontracts are, among other things, contingent upon the availability of adequate funding for the various federal government agencies with which we and prime government contractors do business. Changes in federal government spending, such as those changes caused by sequestration, could directly affect our financial performance. Among the factors that could impact federal government spending and which would reduce our federal government contracting and subcontracting business are:

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

Our international sales, for which we also use foreign representatives and consultants, are subject to U.S. laws, regulations and policies, including the Arms Export Control Act (“AECA”) and its implementing regulations, the ITAR and the Foreign Corrupt Practices Act and other export laws and regulations, as well as foreign government laws, regulations and procurement policies and practices which may differ from the U.S. government regulations in this regard. The ITAR requires export licenses from the U.S. Department of State for products shipped outside the U.S. that have military or strategic applications. In this connection, from time to time we have filed certain Voluntary Disclosures with the State Department identifying possible inadvertent violations of the ITAR. We also have identified other ITAR non-compliance in the pre-acquisition business activities of certain acquired companies. See Item 3 - “Legal Proceedings.”

We have recently entered into a Consent Agreement with the U.S. Department of State to resolve certain outstanding violations of the AECA and the ITAR during the period from 1999 to 2009 that we had disclosed voluntarily (see Item 3 - “Legal Proceedings”), which has resulted in the imposition of a cash penalty of $8.0 million payable without interest over a two year period, $4.0 million of which is suspended and eligible for credit based on pre and post Consent Agreement compliance expenditures and investments made by the Company and approved by the State Department. Compliance with, and performance of, the requirements of the Consent Agreement may result in an appreciable diversion of management time and in the incurrence of legal and other expenses that are not eligible for credit. In the event that a determination is made that we have failed to fulfill the terms of the Consent Agreement or we or any entity that we have acquired is responsible for other compliance or law enforcement issues under the AECA or the ITAR, or found to have violated or conspired to violate the AECA or the ITAR, we may be subject to substantial monetary penalties that we are unable to quantify at this time, and/or suspension or revocation of our export privileges and criminal sanctions, which may have a material adverse effect on our business, results of operations and financial condition.

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

Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), required the SEC to establish new disclosure and reporting requirements regarding specified minerals originating in the Democratic Republic of the Congo or an adjoining country that are necessary to the functionality or production of products manufactured by companies required to file reports with the SEC. The final rules implementing these requirements, as released recently by the SEC, could affect sourcing at competitive prices and availability in sufficient quantities of minerals used in the manufacture of our products, including semiconductor devices. In addition, there could be significant costs associated with complying with the disclosure requirements, such as costs related to determining the source of such minerals used in our products. Also, because our supply chain is complex, we may face commercial challenges if we are unable to sufficiently verify the origins for all metals used in our products through the due diligence procedures that we have implemented and otherwise may become obliged to publicly disclose those efforts with regard to conflict minerals. Moreover, we may encounter challenges to satisfy those customers who require us to certify that all of the components of our products are conflict free earlier than statutorily required which could place us at a competitive disadvantage if we are unable to do so.

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

We operate in a highly competitive industry. Current and prospective customers for our products evaluate our capabilities against the merits of our direct competitors. We compete primarily on the basis of technology and performance. For certain products, we also compete on price. Some of our competitors are well-established and have greater market share and manufacturing, financial, research and development and marketing resources than we do. We also compete with emerging companies that are attempting to sell their products in specialized markets, and with the internal capabilities of many of our significant customers, including BAE and Honeywell International. There can be no assurance that we will be able to maintain our current market share with respect to any of our products. A loss of market share to our competitors could have a material adverse effect on our business, results of operations and financial condition. In addition, a significant portion of our contracts, including those with the federal government and commercial customers, are subject to commercial bidding, both upon initial issuance and subsequent renewal. If we are unable to successfully compete in the bidding process or if we fail to obtain renewal, our business, results of operations and financial condition could be materially adversely affected.

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

The recent global recession, due in part to failures of and difficulties caused by financial institutions, have resulted in unprecedented government intervention in the U.S., Europe and other regions of the world. If macro-economic concerns were to worsen, credit markets could begin to tighten once again. In turn, our customers could experience heightened financial difficulties and, as a result, could modify, delay or cancel plans to purchase our products or services, which could cause our sales to decline, or become unable to make payment to us for amounts due and owing. In addition, our suppliers could experience credit or other financial difficulties that could result in delays in their ability to supply us with necessary raw materials, components or finished products. These risks may make it extremely difficult for our customers, our suppliers and us to accurately forecast and plan future business activities and could result in an asset impairment. The occurrence of any of these factors could have a material adverse effect on our business, results of operations and financial condition.

Our major customers account for a sizable portion of our revenue, and the loss of, or a reduction in, orders from these customers could result in a decline in revenue.

Revenue derived from our ten largest customers as a percentage of our annual revenue was 31% for the fiscal year ended June 30, 2013. For the fiscal year ended June 30, 2013, sales to our largest customer represented approximately 6% of our net sales. Our major customers often use our products in multiple systems or programs, sometimes developed by different business units within the customer’s organization, each having differing product life cycles, end customers and market dynamics. While the composition of our top ten customers varies from year to year, we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenue for the foreseeable future. It is possible that any of our major customers could terminate its purchasing arrangements with us or significantly reduce or delay the amount of our products that it orders, purchase products from our competitors or develop its own products internally. The loss of, or a reduction in, orders from any major customer could cause a decline in our overall revenue and have a material adverse effect on our business, results of operations and financial condition.

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

Our backlog as of June 30, 2013 was $259 million, of which approximately 43% represented firm contracts with agencies of the U.S. government or prime defense contractors or subcontractors of the U.S. government. There can be no assurance that any of the contracts comprising our backlog will result in actual sales in any particular period or that the actual sales from such contracts will equal our backlog estimates. Furthermore, there can be no assurance that any contract included in our backlog that generates sales will be profitable.

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

As part of our efforts to minimize the amount of required capital investment in facilities, equipment and labor and increase our ability to quickly respond to changes in technology and customer requirements, our AMS segment outsources a substantial portion of its semiconductor fabrication processes and we outsource certain other manufacturing and engineering functions to third parties. This reliance on third-party manufacturers and engineers involves significant risks, including lack of control over capacity allocation, delivery schedules, the resolution of technical difficulties and the development of new processes. We rely heavily on our third-party manufacturers to be able to deliver materials, know-how and technology to us without encumbrances. Disputes regarding the ownership of or rights in certain third-party intellectual property may preclude our third-party manufacturers from fulfilling our requirements at a reasonable cost or, in some cases, at all. A shortage of raw materials or production capacity could lead any of our third-party manufacturers to allocate available capacity to other customers, or to internal uses. If these third parties fail to perform their obligations in a timely manner or at satisfactory quality and cost levels, our ability to bring products to market and our reputation could suffer and our costs could increase. For example, during a market upturn, our contract manufacturers may be unable to meet our demand requirements, which may preclude us from fulfilling our customers’ orders on a timely basis, which could lead to a loss in sales. The ability of these third parties to perform is largely outside of our control.

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

Moreover, under the terms of the Consent Agreement that we recently have entered into with the State Department to resolve outstanding violations of the AECA and the ITAR during the period from 1999 to 2009 (see Item 3 – “Legal Proceedings”), in the event of a sale by us of any of our subsidiaries, business units or operating divisions that are engaged in ITAR regulated activities or if we are party to a corporate merger involving any of such entities, we are obliged during the two year term of the Consent Agreement, to notify the purchaser or merger party in writing, that the terms of the Consent Agreement will apply to the divested subsidiary, business unit or division, and to require the purchaser or merging party to acknowledge in writing, prior to the sale or merger, that the purchaser or merging party will be bound by the terms and conditions of the Consent Agreement unless a waiver by the State Department from the application of this requirement is secured in advance of the transaction.

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

We are a party to employment agreements with each of Leonard Borow, our President and Chief Executive Officer, John Buyko, our Executive Vice President and President of our AMS division, John Adamovich, our Senior Vice President and Chief Financial Officer, Edward Wactlar, our Senior Vice President, General Counsel and Secretary, Andrew Kaminsky, our Senior Vice President of Corporate Development, Investor Relations and Human Resources and Charles Badlato, our Vice President and Treasurer. In the event we terminate the employment of any of these executives, or in certain cases, if such executives terminate their employment with us, such executives will be entitled to receive certain severance and related payments. At June 30, 2013 the maximum aggregate amount payable by us to Messrs. Borow, Buyko, Adamovich, Wactlar, Kaminsky and Badlato upon the termination of their respective employment agreements with us is $10.7 million.

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

For the year ended June 30, 2013, sales of our products to foreign customers accounted for approximately 46% of our net sales. As of June 30, 2013, we employed approximately 700 employees overseas. In addition, a portion of our product and component manufacturing, along with key suppliers, is located outside of the United States, and also could be disrupted by some of the international factors described above.

We are exposed to foreign currency exchange rate risks that could adversely affect our business, results of operations and financial condition.

We are exposed to foreign currency exchange rate risks that are inherent in our sales commitments, anticipated sales, and assets and liabilities that are denominated in currencies other than the U.S. dollar. Our exposure to foreign currency exchange rates relates primarily to the British pound and the Euro. For the year ended June 30, 2013, sales of our products to foreign customers accounted for approximately 46% of our net sales. In addition, a portion of our product and component manufacturing, along with key suppliers, are located outside of the United States. Failure to sufficiently hedge or otherwise manage foreign currency risks properly could have a material adverse effect on our business, results of operations and financial condition.

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

We are subject to taxation in the United States and various other countries, including the United Kingdom, Sweden, Germany and China. Significant judgment is required to determine our worldwide tax liabilities and our future annual and quarterly tax rates could be affected by numerous factors, including changes in applicable tax laws, composition of earnings in various taxing jurisdictions with differing tax rates, repatriation of foreign earnings to the United States or our valuation and utilization of deferred tax assets and liabilities. In addition, we are subject to regular examination of our income tax returns by the Internal Revenue Service and other taxing authorities. Although we believe our tax estimates are reasonable, we regularly evaluate the adequacy of our provision for income taxes, and there can be no assurance that any final determination by a taxing authority will not result in additional tax liability which could have a material adverse effect on our results of operations.

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

In recent years, the volatility and disruption in the capital and credit markets have reached unprecedented levels. If these conditions continue or worsen, there can be no assurance that we will not experience a material adverse effect on our ability to borrow money, including under our senior secured credit facility, or have access to capital, if needed. Although our lenders, through for instance a $57.1 million line of credit, have made commitments to make funds available to us in a timely fashion, our lenders may be unable or unwilling to lend money. In addition, if we determine that it is appropriate or necessary to raise capital in the future, the future cost of raising funds through the debt or equity markets may be more expensive or those markets may be unavailable. If we were unable to raise funds through debt or equity markets, it could have a material adverse effect on our business, results of operations and financial condition.

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations.

We have a significant amount of indebtedness. As of June 30, 2013, we had $587.0 million of debt outstanding under our senior secured credit facility, as amended on May 29, 2013. Additionally, as of June 30, 2013, we had the ability to borrow an additional $57.1 million under the revolving portion of our senior secured credit facility.

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

We are subject to interest rate risk in connection with borrowings under our senior secured credit facility, including any outstanding borrowings under our revolving credit facility. We currently do not have interest rate swap agreements hedging this debt. As of June 30, 2013, $587.0 million was outstanding under the term-loan portion of the senior secured credit facility, bearing interest at 4.50% based on the adjusted LIBOR rate, which consists of a floor of 100 basis points, plus an applicable margin of 350 basis points above the floor. Our outstanding debt balance is subject to variable interest rates dependent upon fluctuations of the LIBOR rate. Based on the LIBOR rate at June 30, 2013, which was 0.27%, an increase of 1% in interest rates would only result in a 0.27% increase on the interest rate relating to our outstanding borrowings due to the 1.00% LIBOR floor, or a $1.6 million increase in our annual interest expense. An increase of 1% in the LIBOR rate above the 1.00% floor would result in a $6.0 million increase in our annual interest expense. In addition, as of June 30, 2013, our revolving credit facility of $57.1 million, which would bear interest at 3.77% based on the LIBOR rate of 0.27% plus 350 basis points, was undrawn. Assuming the entire amount available to us was outstanding, a 1% change in interest rates would result in a $579,000 change in our annual interest expense. Any debt we incur in the future may also bear interest at floating rates.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt, which could further exacerbate the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of our debt allow us to incur substantial amounts of additional debt, subject to certain limitations. For example, we have up to $57.1 million of availability under the revolving portion of our senior secured credit facility and we have the ability to increase the aggregate amount of our senior secured credit facility by up to an aggregate amount equal to (i) $150 million or (ii) such greater amount if as of the last day of the most recently ended fiscal quarter, the senior secured leverage ratio would be 4.50:1.00 or less after giving effect to such greater amount as if such greater amount were drawn in its entirety as of such date, in each case without the consent of any person other than the institutions agreeing to provide all or any portion of such increase. Such institutions have not committed to any increases in our senior secured credit facility. If new indebtedness is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face would intensify.

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

In addition, under our senior secured credit facility, we are required to comply with a maximum total leverage ratio test, only if, as of the last day of the fiscal quarter there are any revolving loans, including swing line loans or letters of credit outstanding. If we fail to maintain compliance with the maximum total leverage ratio test under our senior secured credit facility in those circumstances, and do not remedy any non-compliance through the issuance of additional equity interests pursuant to the limited cure right set forth therein or by obtaining an amendment, we will be in default. The senior secured credit facility also requires us to use specified portions of our consolidated excess cash flow, as defined in the agreement governing our senior secured credit facility, to prepay the senior secured credit facility.

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

Aeroflex Holding is a holding company with no business operations of its own. Our subsidiaries conduct all of our operations and own substantially all of our assets. Dividends and cash from our subsidiaries will be our principal sources of cash to repay indebtedness and fund operations. Accordingly, our ability to repay our indebtedness and fund operations is dependent on the earnings and the distribution of funds from our subsidiaries, some of which are outside the United States. Distribution of funds from foreign subsidiaries may result in tax consequences that impact the amounts of funds ultimately received by Aeroflex Holding from such distributions. In addition, Aeroflex, our direct subsidiary and primary obligor under our outstanding indebtedness, is also dependent to a significant extent on the cash flow of its subsidiaries in order to meet its debt service obligations.

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

Shares of our common stock were sold in our IPO in November 2010 at a price of $13.50 per share and our common stock has subsequently traded on the New York Stock Exchange at closing sales prices between $5.25 and $20.10 per share. An active, liquid and orderly market for our common stock may not be sustained. If an active, liquid and orderly market is not sustained, you may have difficulty selling any of our common stock that you have acquired. Furthermore, the market price of our common stock may be influenced by many factors, some of which are beyond our control, including:

•	the failure of securities analysts to continue to cover our common stock, or changes in financial estimates or recommendations by analysts;

•	actual or anticipated variations in our or our competitors’ operating results;

•	failure by us to meet analysts’ projections or guidance that we may give the market;

•	future sales of common stock;

•	investor perceptions of us and our industry;

•	the public’s reaction to our press releases, our public announcements and our filings with the Securities and Exchange Commission;

•	our ability to develop and market new and enhanced products on a timely basis;

•	our commencement of, or involvement in, litigation;

•	departure of key personnel;

•	changes in governmental regulations;

•	general economic conditions; and

•	the other factors described elsewhere in these “Risk Factors.”

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

The Sponsors, through their outstanding membership interests in the parent LLC, control 76.5% of our common stock. As a result, the Sponsors control the election of our directors, determine our corporate and management policies and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. In connection with our IPO, we entered into a director designation agreement that provides for the right of the parent LLC to nominate designees to our board of directors. In addition, the limited liability company agreement of the parent LLC provides that the parent LLC may not permit us to take certain actions without the consent of each of the Sponsors. Seven of our thirteen directors are employees of the Sponsors. The Sponsors will also have sufficient voting power to amend our organizational documents. The interests of the Sponsors may not coincide with the interests of other holders of our common stock.

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

In addition, our Amended and Restated Certificate of Incorporation provides that so long as the parent LLC owns a majority of our then-outstanding common stock, the advance notice procedures for stockholder proposals do not apply to it. Furthermore, our Amended and Restated Certificate of Incorporation may be amended by the affirmative vote of the holders of a majority of our common stock at any time that the parent LLC owns at least a majority of our common stock. At any time that the parent LLC does not own at least a majority of our common stock: (i) amendments to the provisions of our Amended and Restated Certificate of Incorporation relating to directors (other than removal of directors), voting, amendments (except as described below), advance notice bylaws, exculpation, indemnification and stockholder meetings will require the affirmative vote of the holders of at least 66 2/3% of our common stock; (ii) amendments to the provisions of our Amended and Restated Certificate of Incorporation relating to corporate opportunities and business combinations with interested stockholders and to any provision of our Amended and Restated Certificate of Incorporation that requires the vote of at least 80% of the stockholders (including the provisions relating to removal of directors and amendments to our Amended and Restated Bylaws by stockholders at such times as the parent LLC does not own a majority of our outstanding common stock) will require the affirmative vote of the holders of at least 80% of our then outstanding common stock; and (iii) amendments to all other provisions of our Amended and Restated Certificate of Incorporation will require the affirmative vote of the holders of a majority of our common stock.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. The perception in the public market that our controlling stockholder might sell shares of common stock could adversely affect prevailing market prices for our common stock and could impair our future ability to obtain capital through an offering of equity securities. As of June 30, 2013 we had 84,936,582 shares of common stock outstanding, of which 65 million shares were held by the parent LLC, constituting 76.5% of our outstanding common stock. We and the parent LLC may sell shares of common stock in subsequent public or private offerings. We also may issue additional shares of common stock to finance future acquisitions. The parent LLC is a party to a registration rights agreement with us which grants the parent LLC and the Sponsors rights to require us to effect the registration of their shares of common stock. In addition, if we propose to register any of our common stock under the Securities Act, whether for our own account or otherwise, the parent LLC is entitled to include its shares of common stock in that registration.

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

Our headquarters are located in Plainview, Long Island, New York, where we have approximately 90,000 square feet of space, 69,000 of which is being utilized by AMS. The following table sets forth information concerning the significant properties owned or leased by us.

	Approximate			Expiration
	Square		Owned/	of
Location	Footage	Purpose	Leased	Lease

AMS Properties
Ann Arbor, Michigan	32,000	(1)(2)	Owned	N/A
Ann Arbor, Michigan	12,000	(1)(2)	Leased	2018
Colorado Springs, Colorado	102,000	(3)(4)(5)	Owned	N/A
Colorado Springs, Colorado	36,000	(3)(6)	Leased	2023
Eatontown, New Jersey	46,000	(1)(2)	Leased	2021
Frederick, Maryland	32,000	(1)(2)	Leased	2021
Gothenburg, Sweden	9,000	(5)	Leased	2014
Hauppauge, Long Island, New York	47,000	(7)(8)	Leased	2017
Lawrence, Massachusetts	38,000	(3)	Leased	2019
Londonderry, New Hampshire	43,000	(3)	Leased	2017
Nanjing, China	22,000	(1)	Leased	2014
Naples, Florida	40,000	(8)	Leased	2018
Plainview, Long Island, New York	69,000	(3)	Owned	N/A
Sunnyvale, California	40,000	(3)	Leased	2017

ATS Properties
Cupertino, California	20,000	(10)	Leased	2014
Lenexa, Kansas	54,000	(13)	Leased	2015
Powell, Ohio	20,000	(10)	Leased	2017
Stevenage, England	142,000	(9)(11)(12)(13)(14)	Owned	N/A
Wichita, Kansas	156,000	(13)(14)	Owned	N/A

(1)	Manufacturing of RF and microwave components.

(2)	Research and development of RF and microwave components.

(3)	Manufacturing and research and development of HiRel microelectronics/semiconductors.

(4)	Manufacturing of mixed-signal/digital ASICs.

(5)	Research and development of mixed-signal/digital ASICs.

(6)	Radiation testing and validation of HiRel microelectronics/semiconductors.

(7)	Research and development of motion control products.

(8)	Manufacturing of motion control products.

(9)	Manufacturing and research and development of general purpose test equipment and other.

(10)	Manufacturing and research and development of synthetic test equipment.

(11)	Manufacturing of wireless test equipment.

(12)	Research and development of wireless test equipment.

(13)	Manufacturing and research and development of avionics test equipment.

(14)	Manufacturing and research and development of military radio and PMR test equipment.

We believe that our facilities are adequate for our current and presently foreseeable needs and that we will be able to renew or replace expiring leases on our rental properties on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

We have identified instances of noncompliance with the International Traffic in Arms Regulations, or ITAR, in certain of our past business activities as well as in the pre-acquisition business activities of certain acquired companies. These include the inadvertent misclassification and/or export of products without the required license and the disclosure of controlled technology to certain foreign national employees. These matters were formally disclosed to the U.S. Department of State from time to time from fiscal 2007 and virtually all have been resolved without penalty. However, to resolve all those outstanding violations of the Arms Export Control Act, or AECA, and the ITAR during the period from 1999 to 2009 that were disclosed by us voluntarily to the State Department concerning space related hardware items that were exported to China and, without the requisite State Department licenses, to end users in numerous other foreign countries, without admitting or denying the allegation of the violations, we have entered into a Consent Agreement effectively as of August 6, 2013, with the U.S. Department of State, Office of Defense Trade Controls Compliance. The Consent Agreement involves, among other things, a fine of $8.0 million payable without interest over a two year period, $4.0 million of which is suspended and eligible for credit based on pre and post Consent Agreement compliance expenditures and investments made by the Company and approved by the State Department. During fiscal 2013, we recorded a charge of $8.0 million representing the legal obligation to the State Department under the then proposed terms of the Consent Agreement. Going forward, the Consent Agreement will not impact at all our ability to transact business internationally.

In March 2005, we sold the net assets of our shock and vibration control device manufacturing business, which we refer to as VMC. Under the terms of the sale agreements, we retained certain liabilities relating to adverse environmental conditions that existed at the premises occupied by VMC as of the date of sale. We recorded a liability for the estimated remediation costs related to adverse environmental conditions that existed at the VMC premises when it was sold. The accrued environmental liability at June 30, 2013 was $1.4 million, of which $300,000 was expected to be paid within one year.

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

The following tables set forth, for the periods indicated, the high and low closing sales prices of our common stock as reported on the New York Stock Exchange:

	High	Low
Fiscal 2012
First quarter	$18.69	$7.69
Second quarter	11.43	8.50
Third quarter	13.49	10.65
Fourth quarter	11.47	5.74

	High	Low
Fiscal 2013
First quarter	$7.35	$5.50
Second quarter	7.00	5.25
Third quarter	9.25	6.99
Fourth quarter	8.55	7.07

Holders

As of August 28, 2013, there were 2 record holders of our common stock, not including beneficial owners holding stock in the name of a nominee.

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

Equity Compensation Plan Information as of June 30, 2013

Number of securities
remaining available
for future issuance
	Number of securities	Weighted-average	under equity
	to be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected column (a))
Plan Category (1)	(a)	(b)	(c)
(In thousands)

Equity compensation plans approved by security holders	-	-	2,080

(1)	For a description of the equity compensation plan, see Note 13 to the consolidated financial statements.

Issuer Purchases of Equity Securities

None.

Common Stock Performance Graph

The graph below shows the cumulative total stockholder return assuming the investment of $100 and the reinvestment of any dividends for the period beginning on November 19, 2010, the date of our IPO, and ending on June 30, 2013, in each of our common stock, the S&P 500 Index and the NYSE Arca Tech 100 Index, which is comprised of common stocks and ADRs of technology-related companies listed on the U.S. exchanges. The performance shown in the following graph is not indicative of future stock price performance.

Comparison of November 19, 2010 to June 30, 2013 Quarterly Cumulative Total Return of Aeroflex Holding Corp., the S&P 500 Index and the NYSE Arca Tech 100 Index:

Data points for performance graph:

	Cumulative Total Return
	19-Nov-10	Dec-10	Jun-11	Dec-11	Jun-12	Dec-12	Jun-13
Aeroflex Holding Corp.	100	122	134	76	45	52	58
S&P 500	100	105	110	105	114	119	134
NYSE Arca Tech 100 index	100	105	113	104	117	125	139

ITEM 6.	SELECTED FINANCIAL DATA

Selected Financial Data

	Year Ended June 30,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Statement of Operations Data:

Net sales	$647,142	$673,015	$729,414	$655,048	$599,336

Net income (loss)	(104,248)	(53,637)	(34,668)	(12,269)	(76,668)

Net income (loss) per common share(1):
Basic	$(1.23)	$(0.63)	$(0.45)	$(0.19)	$(1.18)
Diluted	(1.23)	(0.63)	(0.45)	(0.19)	(1.18)

Weighted average number of common shares outstanding(1):
Basic	84,880	84,811	77,153	65,000	65,000
Diluted	84,880	84,811	77,153	65,000	65,000

(1) Retroactively adjusted to give effect to our 65,000,000-for-1 common stock split in November 2010.

The comparability of the selected financial data provided above is affected by the data in the table below for each of the periods shown, as more completely described in the notes to our consolidated financial statements appearing elsewhere herein.

The table below contains the more significant items that affect the comparability of the results of operations for each of the periods shown:

(All items shown in this table are before income taxes)

	Year Ended June 30,
	2013	2012	2011	2010	2009
	(In thousands)

Amortization of acquired intangibles	$56,484	$62,696	$63,672	$61,915	$62,962
Restructuring charges	5,538	6,779	14,783	385	4,102
Inventory write-off related to discontinued product line (a)	1,854	-	-	-	-
Impairment of goodwill and other long-lived assets	95,456	56,700	-	-	41,225
ITAR settlement expense	8,000	-	-	-	-
Termination of Sponsor Advisory Agreement	-	-	18,133	-	-
Change in fair value of acquisition contingent consideration liability	-	(7,553)	1,834	-	-
Loss on liquidation of foreign subsidiary	-	-	-	7,696	-
Share based compensation	3,595	3,527	2,254	2,076	1,955
Special accounts receivable Reserve(b)	2,529	-	-	-	-
Going Private Transaction and merger related expenses	-	-	1,222	2,858	4,283
Acquired in-process research and development costs	-	-	-	-	1,665
Impact of purchase accounting adjustments	82	282	1,645	3,059	5,149
Interest expense	41,446	34,237	66,204	83,948	83,823
Loss on extinguishment of debt and write-off of deferred financing costs	2,580	1,232	59,395	-	-
Gain from a bargain purchase of a business	-	-	(173)	(3,993)	-

(a)	Included in cost of sales in our consolidated statement of operations.
(b)	Included in selling, general and administrative expenses in our consolidated statement of operations.

	Year Ended June 30,
	2013	2012	2011	2010	2009
	(In thousands)

Balance Sheet Data (at end of period):
Working capital (1)	$262,829	$289,161	$324,251	$239,952	$221,406
Total assets	1,028,954	1,189,808	1,395,926	1,356,140	1,361,597
Long-term debt (including current portion)	587,000	641,375	725,385	901,847	889,348
Stockholders' equity	222,458	326,777	383,524	150,984	159,760

Other Financial Data:
EBITDA (unaudited) (2)	5,854	60,005	76,177	155,195	76,229

Adjusted EBITDA (unaudited) (3)	129,667	131,482	183,698	166,130	145,340

(1)	Working capital is defined as current assets less current liabilities.

(2)	As used herein, "EBITDA" represents net income (loss) plus; (i) interest expense; (ii) provision (benefit) for income taxes; and (iii) depreciation and amortization.

We have included information concerning EBITDA in this report because we believe that such information is used by certain investors, securities analysts and others as one measure of an issuer's performance. EBITDA is also widely used by us and others in our industry to evaluate and to price potential acquisition candidates. EBITDA is a non-GAAP financial measure and should not be considered as an alternative to, or more meaningful than, earnings from operations, cash flows from operations or other traditional Generally Accepted Accounting Principles, or GAAP, measures of an issuer's operating performance. EBITDA has important limitations as an analytical tool and you should not consider this measure in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. For example, EBITDA:

•	excludes certain tax payments that may represent a reduction in cash available to us;

•	does not consider capital expenditure requirements for the assets being depreciated and amortized that may have to be replaced in the future;

•	does not reflect changes in, or cash requirements for, our working capital needs; and

•	does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt.

The following table is a reconciliation of net income (loss) to EBITDA for the periods indicated:

	Year Ended June 30,
	2013	2012	2011	2010	2009
	(In thousands)

Net income (loss)	$(104,248)	$(53,637)	$(34,668)	$(12,269)	$(76,688)

Interest expense	41,446	34,237	66,204	83,948	83,823

Provision (benefit) for income taxes	(11,024)	(4,893)	(38,818)	820	(15,332)

Depreciation and amortization	79,680	84,298	83,459	82,696	84,426

EBITDA (unaudited)	$5,854	$60,005	$76,177	$155,195	$76,229

(3)	We also provide information with respect to Adjusted EBITDA in this report. The calculation of Adjusted EBITDA is based on the definition in the credit agreement governing our senior secured credit facility and is not defined under U.S. GAAP. Our use of the term Adjusted EBITDA may vary from others in our industry. Adjusted EBITDA is not a measure of operating income (loss), performance or liquidity under U.S. GAAP and is subject to important limitations. We use Adjusted EBITDA in assessing covenant compliance under our senior secured credit facility and to evaluate our financial performance. As such, we believe it is appropriate to provide this Adjusted EBITDA information to investors. In calculating Adjusted EBITDA, we add back certain non-cash, non-recurring and other items that are included in EBITDA as detailed below:

A reconciliation of EBITDA to Adjusted EBITDA (as defined and used for purposes of calculating our debt covenant compliance) is as follows:

	Year Ended June 30,
	2013	2012	2011	2010	2009
	(In thousands) (Unaudited)

EBITDA	$5,854	$60,005	$76,177	$155,195	$76,229

Restructuring related costs, including pro forma savings(a)	10,313	14,783	21,085	385	10,159

Impairment of goodwill and other long-lived assets	95,456	56,700	-	-	41,225

ITAR settlement expense	8,000	-	-	-	-

Termination of Sponsor Advisory Agreement	-	-	18,133	-	-

Change in fair value of acquisition contingent consideration liability	-	(7,553)	1,834	-	-

Loss on liquidation of foreign subsidiary	-	-	-	7,696	3,112

Share-based compensation	3,595	3,527	2,254	2,076	1,955

Special accounts receivable reserve	2,529	-	-	-	-

Merger related expenses	-	-	1,222	2,858	4,283

Loss on extinguishment of debt and write-off of deferred financing costs	2,580	1,232	59,395	-	-

Gain from a bargain purchase of a business	-	-	(173)	(3,993)	-

Non-cash purchase accounting adjustments	-	-	1,155	700	2,749

Other defined items(b)	1,340	2,788	2,616	1,213	5,628

Adjusted EBITDA	$129,667	$131,482	$183,698	$166,130	$145,340

(a)	Primarily reflects costs associated with the reorganization of our European operations and consolidation of certain of our U.S. operations, including non-cash charges of $1.9 million in fiscal 2013 related to discontinued products presented in cost of sales. Pro forma savings reflect the costs that we estimate would have been eliminated during the fiscal year in which a restructuring occurred had the restructuring occurred as of the first day of that fiscal year. Pro forma savings were estimated to be $2.9 million, $8.0 million, $6.3 million, $0 and $6.1 million for the fiscal years ended June 30, 2013, 2012, 2011, 2010 and 2009, respectively.

(b)	Reflects other adjustments required in calculating our debt covenant compliance. These other defined items include certain legal fees related to litigation, business acquisition costs and divestiture related costs during our fiscal year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains "forward-looking statements." All statements other than statements of historical fact are "forward-looking" statements for purposes of the U.S. federal and state securities laws. These statements may be identified by the use of forward looking terminology such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "plan," "potential," "predict," "should" or "will" or the negative thereof or other variations thereon or comparable terminology. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained in this report under the headings "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" are forward-looking statements.

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this report under the headings "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•	adverse developments in the global economy;

•	significant reductions in U.S. government spending on defense;

•	our dependence on growth in our customers' businesses and the uptake of new technologies;

•	our inability to remain competitive in the markets we serve;

•	our inability to continue to develop, manufacture and market innovative, customized products and services that meet customer requirements for performance and reliability;

•	any failure of our suppliers to provide us with raw materials and/or properly functioning component parts;

•	termination of our key contracts, including technology license agreements, or loss of our key customers or the failure of a key customer to pay us;

•	our inability to protect our intellectual property;

•	our failure to comply with regulations such as ITAR, the Foreign Corrupt Practices Act and conflict minerals regulations and any changes in regulations;

•	our failure to realize anticipated benefits from completed acquisitions, divestitures or restructurings, or the possibility that such acquisitions, divestitures or restructurings could adversely affect us;

•	our inability to make payments on our significant indebtedness or to remain in compliance with the covenants of our debt agreement;

•	the loss of key employees;

•	our exposure to foreign currency exchange rate risks;

•	terrorist acts or acts of war; and

•	other risks and uncertainties, including those listed under the caption "Risk Factors."

Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. We undertake no obligation to update or revise any forward-looking statements, either to reflect new developments, or for any other reason, except as required by law.

Overview

We are a leading global provider of RF and microwave integrated circuits, components and systems used in the design, development and maintenance of technically demanding, high-performance wireless communication systems. Our solutions include highly specialized microelectronic components and test and measurement equipment used by companies in the: (i) commercial wireless communications (ii) space, avionics and defense; and (iii) medical and other markets. We have targeted customers in these end markets because we believe our solutions address their technically demanding requirements. We were founded in 1937 and have proprietary technology that is based on extensive know-how and a long history of research and development focused on specialized technologies, often in collaboration with our customers.

The IPO Transactions

Amendment to Senior Secured Credit Agreement

On November 4, 2010, we amended our then existing senior secured credit facility, which allowed us to, among other things:

•	increase the amount of cash we could spend for acquisitions of businesses;

•	pay certain fees to affiliates of our Sponsors upon the completion of our IPO. These fees were paid on November 24, 2010, and consisted of a $2.5 million transaction fee which was paid to affiliates of the Sponsors under the advisory agreement with them for services directly attributable to the IPO (“Transaction Fee”), which was recorded as a reduction of additional paid-in capital, and a $16.9 million termination fee, to terminate the Sponsor Advisory Agreement with them (“Termination Fee”). The Termination Fee, when combined with the related write-off of prepaid advisory fees, amounted to an $18.1 million expense which was reported in the statement of operations as Termination of Sponsor Advisory Agreement; and

•	change the basis for calculating our interest rate margin above LIBOR.

IPO

In November 2010, we consummated an IPO of our common stock in which we sold 19,789,180 shares of common stock at a price of $13.50 per share. We received net proceeds of $244.0 million from the IPO, after deducting underwriting discounts and offering expenses, including the aforementioned $2.5 million Transaction Fee. In connection with the IPO, we:

•	repurchased an aggregate of $186.6 million of our then existing senior unsecured notes and senior subordinated unsecured term loans and paid $21.1 million of tender premiums and expenses related thereto;

•	paid a $16.9 million Termination Fee to affiliates of our Sponsors to terminate the advisory agreement with them, which, including the related write-off of prepaid advisory fees, resulted in an $18.1 million expense; and

•	amended our then existing senior secured credit facility, for which a $3.3 million fee was paid to the lenders.

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

Debt Transactions

Debt Refinancing

On May 9, 2011, we entered into a new senior secured credit facility with various lenders, consisting of a senior secured term loan facility of $725.0 million and a senior secured revolving credit facility of $75.0 million, to refinance $695.5 million of our then outstanding debt. The outstanding borrowings under this senior secured credit facility bore interest, prior to the amendment, payable quarterly, at a rate per annum equal to either (i) the base rate (as defined in the new secured credit facility), plus an applicable margin of 200 basis points, or (ii) the adjusted LIBOR rate, which had a floor of 125 basis points (as defined in the new senior secured credit facility), plus an applicable margin of 300 basis points.

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

Debt Amendments

On May 24, 2012, we amended our senior secured credit facility, which allowed us to increase the flexibility under the total leverage ratio covenant. As a result of the amendment, the applicable LIBOR interest margin increased from 300 basis points to 450 basis points.

On May 29, 2013, we further amended our senior secured credit facility. The amendment increased the outstanding term loan by $5.6 million to $612.0 million, eliminated the total leverage ratio covenant from the term loan portion of the facility, reduced the current effective interest rate payable with respect to outstanding loans under the facility by 125 basis points (consisting of a 100 basis point reduction of the spread over the applicable LIBOR rate and a 25 basis point reduction in the LIBOR floor) and extended the maturity date by eighteen months to November 9, 2019. The amendment also reduced the availability under our undrawn revolving credit facility from $75.0 million to $57.1 million, extended its maturity date to November 9, 2017 and made certain adjustments to the leverage covenant. Compliance with the leverage covenant is only required if the revolving credit facility is used.

Factors and Trends That Affect Our Business

In reading our consolidated financial statements, you should be aware of the following factors and trends that our management believes are important in understanding our results.

Revenue

There are many factors that impact our sales. Some are outside of our direct control, such as changes in government spending on space, avionics and defense programs, the buying patterns of our customers, the acceptance of new technologies, exchange rate fluctuations or general economic conditions. For those factors outside of our direct control, we attempt to respond quickly to changes to minimize the risk of adverse consequences.

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

We often design and develop platform-specific and customized products for our customers. Although our product offerings and customer base are broad and diverse, sales derived from our ten largest customers as a percentage of our net sales was 31% in fiscal 2013, 37% in fiscal 2012 and 31% in fiscal 2011. Our major customers often use our products in multiple systems or programs, sometimes developed by different business units within the customer's organization. While the composition of our top ten customers varies from year to year, we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenue for the foreseeable future. No single customer exceeded 10% of our net sales in fiscal 2013, 2012 or 2011. Approximately 28% of our sales in fiscal 2013, 33% of our sales in fiscal 2012 and 30% of our sales in fiscal 2011 were to agencies of the United States government or to prime defense contractors or subcontractors of the United States government.

Gross Margin

Our gross margin in any period is significantly affected by product mix, that is, the percentage of our revenue in that period that is attributable to higher or lower margin products and to a lesser extent, by pricing. The impact of product mix is evident in fiscal 2013, 2012 and 2011 as fluctuations in sales of wireless test products were the principal cause of the fluctuation in our consolidated gross margin. Additional factors affecting our gross margins include changes in the costs of materials and labor, changes in cost estimates for contracts for which revenue is recognized on a percentage of completion basis, variations in overhead absorption rates and other manufacturing efficiencies, and numerous other factors.

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

Changes in selling, general and administrative costs as a percent of sales have historically been modest as we have continually focused on controlling our costs. Our selling, general and administrative costs as a percentage of sales have increased from 20.6% to 22.7% over the last three fiscal years, due mainly to a reduction in sales. To help reduce the adverse impact on profitability resulting from the worldwide economic downturn that continues to impact the global economy and in response to our recent downturn in sales, we have selectively adjusted salaries over the last few years and suspended the match to our 401(k) plan since fiscal 2012. Additionally, personnel reductions were carried out in fiscal 2012 and fiscal 2013, in both of our segments, to reduce costs in response to market conditions.

Research and Development

Research and development expenses consist of costs related to direct product design, development and process engineering. The level of research and development expense is related to the number of products in development, the state of the development process, the complexity of the underlying technology, the potential scale of the product upon successful commercialization, the level of our exploratory research and the extent to which product development and similar costs are recoverable under contractual arrangements. We generally conduct such activities in collaboration with our customers, which provide better visibility into areas we believe will accelerate our longer term sales growth. Our basic technologies have been developed through a combination of internal development, acquisitions of businesses with technologies in similar or adjacent fields and, more recently, through licenses. Our more recent acquisitions have been of a "tuck-in" nature, demonstrative of a business philosophy that is not hesitant to acquire a business when it is more cost efficient to buy technology than to develop it. Licenses have primarily been used to access technology geared to a commercial application that we can translate to a radiation hardened application for use in space.

Acquisitions, Restructurings and Impairments

We have a more than twenty year history of acquiring businesses. As noted above, more recent acquisitions have been smaller, more “tuck-in” transactions.

In August 2007, we were acquired and taken private. The application of purchase accounting is, therefore, pervasive throughout our consolidated financial statements, most notably in the balance sheets’ amortizable and non-amortizable intangible asset and goodwill accounts and in the operating statements’ amortization of intangibles.

Acquired businesses often require restructuring activities to better align their on-going operations with those of our company and to improve their profitability. The majority of the restructuring charges contained in our consolidated financial statements relate to activities taken to consolidate our acquired European manufacturing operations and consolidate certain of our U.S. facilities. For instance:

•	In the Aeroflex Microelectronic Solutions (“AMS”) segment, we implemented a plan in 2011 to move the integrated product line in our Whippany, New Jersey, factory to our then recently acquired facility in Eatontown, New Jersey. These actions, which were completed in fiscal 2011, better aligned our manufacturing operations and enabled us to close and, in fiscal 2013, to sell our Whippany facility.

•	In the Aeroflex Test Solutions (“ATS”) segment, we reorganized and integrated Willtek (a company we acquired in May 2010) into our existing U.K. operations. These activities began with the elimination of redundant personnel in fiscal 2011 and were completed in fiscal 2012 when Willtek’s manufacturing was moved from Germany to our U.K. manufacturing facility. Additionally, in response to substantially lower than expected sales in fiscal 2012, we reduced ATS headcount in Europe within our wireless test business. We continued our integration efforts during fiscal 2013 in our European operations by consolidating our sales operation in France to the U.K. Restructuring activities in fiscal 2013 also included the consolidation within our AVComm group of our Cupertino, California facility into our Wichita, Kansas facility, the discontinuance of a product line and the establishment of an engineering facility in Sunnyvale, California that will service all of our ATS operations. These restructuring activities are not expected to significantly reduce sales. Production costs will be reduced due to personnel cuts and a reduction in facility costs. These units are not significant to the ATS business and therefore the resulting increase in operating income will likewise not be significant to the Company as a whole.

For the fiscal year ended June 30, 2013, restructuring charges consisted of severance costs of $4.3 million, which resulted in reductions in personnel at various locations worldwide, primarily at our ATS operations and facility closure costs of $1.2 million.

For the fiscal year ended June 30, 2012, restructuring charges consisted of severance costs of $4.1 million, facility closure costs of $1.7 million and other non-cash charges of $1.0 million, primarily related to the continued integration of Willtek into our European operations and the continued consolidation of one of our domestic AMS facilities located in Whippany, New Jersey into two of our other facilities.

For the fiscal year ended June 30, 2011, restructuring charges consisted of: (i) severance costs of $8.2 million and facility closure costs of $1.7 million, primarily related to the integration of Willtek into our European operations and the consolidation of one of our domestic AMS facilities located in Whippany, New Jersey into two of our other facilities and (ii) a non-cash building impairment charge of $4.9 million, based on the fair value of the Whippany, New Jersey facility that we subsequently sold in January 2013.

Interest Expense

In connection with the Going Private Transaction, we incurred $870.0 million of debt to finance the acquisition of Aeroflex. See “—Quantitative and Qualitative Disclosures About Market Risk.”

In December 2010, we used the majority of the net proceeds from our IPO to repurchase an aggregate of $186.6 million of our senior unsecured notes and senior subordinated unsecured term loans.

In May 2011, we borrowed $725.0 million, under the senior secured term loan of our senior secured credit facility at the adjusted LIBOR, which had a floor of 1.25%, plus a margin of 3.0% prior to the amendments as described below, and repaid $695.5 million of our then existing debt, including $206.4 million of debt bearing interest at 11.75% per annum.

On May 24, 2012, we amended our senior secured credit facility, which allowed us to increase the flexibility under the total leverage ratio covenant. As a result of the amendment, the applicable LIBOR interest margin increased from 300 basis points to 450 basis points.

On May 29, 2013, we further amended our senior secured credit facility. The amendment eliminated the total leverage ratio covenant from the term loan portion of the facility, reduced the effective interest rate payable with respect to outstanding loans under the facility by 125 basis points and extended the maturity date by eighteen months to November 9, 2019.

These transactions, as well as the amount of debt repayments made in the normal course of business over the last few years, including approximately $80 million of prepayments in fiscal 2012 and $60 million in fiscal 2013, have significantly reduced the amount of debt outstanding to $587.0 million at June 30, 2013. As discussed above, the rates at which we borrow have also changed as a result of these transactions. As a result, interest expense amounted to $41.4 million in fiscal 2013, $34.2 million in fiscal 2012 and $66.2 million in fiscal 2011.

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

Results of Operations

The following table sets forth our historical results of operations as a percentage of net sales for the periods indicated below:

	Year Ended June 30,
	2013	2012	2011

Net sales	100.0%	100.0%	100.0%
Cost of sales	49.1	49.6	46.2
Gross profit	50.9	50.4	53.8

Operating expenses:
Selling, general and administrative costs	22.7	22.6	20.6
Research and development costs	13.4	13.3	12.4
Amortization of acquired intangibles	8.7	9.3	8.8
Restructuring charges	0.9	1.0	2.0
Impairment of goodwill and other long-lived assets	14.8	8.4	-
ITAR settlement expense	1.2	-	-
Termination of sponsor advisory agreement	-	-	2.5
Change in fair value of acquisition contingent consideration liability	-	(1.1)	0.3
Total operating expenses	61.7	53.5	46.6

Operating income (loss)	(10.8)	(3.1)	7.2

Other income (expense):
Interest expense	(6.4)	(5.1)	(9.1)
Loss on extinguishment of debt and write-off of deferred financing costs	(0.4)	(0.2)	(8.1)
Gain from a bargain purchase of a business	-	-	-
Other income (expense), net	(0.1)	(0.3)	(0.1)

Income (loss) before income taxes	(17.7)	(8.7)	(10.1)
Provision (benefit) for income taxes	(1.7)	(0.7)	(5.3)

Net income (loss)	(16.0)%	(8.0)%	(4.8)%

Statements of Operations

Management evaluates the operating results of our two segments based upon Adjusted EBITDA (as defined in our credit agreement) as well as adjusted operating income, which is pre-tax operating income before certain non-cash, non-recurring and other items. We have set out below our adjusted operating income by segment and in the aggregate, and have provided a reconciliation of adjusted operating income to operating income (loss) on a GAAP basis and income (loss) before income taxes for the periods presented. The segment data which follows, reflects a reclassification of our frequency synthesizer product line from our ATS segment to our AMS segment for all periods presented to better align it with its end markets.

	Year Ended June 30,
	2013	2012	2011
	(In thousands)
Net sales
- Microelectronic solutions ("AMS")	$360,834	$381,796	$395,099
- Test solutions ("ATS")	286,308	291,219	334,315
Net sales	$647,142	$673,015	$729,414

Segment adjusted operating income
- AMS	$89,551	$100,230	$111,482
- ATS	28,662	13,958	57,380
- Corporate expense	(14,404)	(13,059)	(12,322)
Adjusted operating income	103,809	101,129	156,540

Amortization of acquired intangibles
- AMS	(35,885)	(36,591)	(37,442)
- ATS	(20,599)	(26,105)	(26,230)
Restructuring charges
- AMS	(45)	(1,458)	(8,034)
- ATS	(5,424)	(5,321)	(6,749)
- Corporate	(69)	-	-
Inventory write-off related to discontinued product line - ATS	(1,854)	-	-
Impairment of goodwill and other long-lived assets
- AMS	(2,056)	(56,700)	-
- ATS	(93,400)	-	-
ITAR settlement expense - AMS	(8,000)	-	-
Termination of sponsor advisory agreement - Corporate	-	-	(18,133)
Change in fair value of acquisition contingent consideration liability - Corporate	-	7,553	(1,834)
Share-based compensation
- AMS	(1,085)	(262)	-
- ATS	(568)	(167)	-
- Corporate	(1,942)	(3,098)	(2,254)
Special accounts receivable reserve - AMS	(2,529)	-	-
Merger related expense - Corporate	-	-	(1,222)
Business acquisition and divestiture related costs - Corporate	(697)	(14)	(282)
Current period impact of acquisition related adjustments
- AMS	51	(151)	(768)
- ATS	87	89	(657)
- Corporate	(220)	(220)	(220)
Operating income (loss) (GAAP)	(70,426)	(21,316)	52,715

Interest expense	(41,446)	(34,237)	(66,204)
Loss on extinguishment of debt and write-off of deferred financing costs	(2,580)	(1,232)	(59,395)
Gain from a bargain purchase of a business	-	-	173
Other income (expense), net	(820)	(1,745)	(775)
Income (loss) before income taxes	$(115,272)	$(58,530)	$(73,486)

Fiscal Year Ended June 30, 2013 Compared to Fiscal Year Ended June 30, 2012

Net Sales. Net sales decreased $25.9 million, or 4%, to $647.1 million for the fiscal year ended June 30, 2013 from $673.0 million for the fiscal year ended June 30, 2012.

Net Sales

Fiscal Year		% of		% of
Ended		Consolidated		Consolidated
June 30,	AMS	Net Sales	ATS	Net Sales	Total
(In thousands, except percentages)

2013	$360,834	55.8%	$286,308	44.2%	$647,142
2012	$381,796	56.7%	$291,219	43.3%	$673,015

Net sales in the AMS segment decreased $21.0 million, or 6%, to $360.8 million for the fiscal year ended June 30, 2013 from $381.8 million for the fiscal year ended June 30, 2012. This sales decrease was primarily attributable to a volume driven reduction of $23.1 million of HiRel microelectronics/semiconductors, of which $9.6 million relates to sales to a long-standing customer whose bank accounts were seized by the U.S. Attorney. The balance relates to reduced government spending on defense and space programs.

Net sales in the ATS segment decreased $4.9 million, or 2%, to $286.3 million for the fiscal year ended June 30, 2013 from $291.2 million for the fiscal year ended June 30, 2012. The decrease was primarily attributable to volume driven reductions of $10.2 million in radio test sets, primarily related to a reduction in GRMATS sales to the U.S. Military, which did not repeat in fiscal 2013, along with volume driven reductions in various other AVComm product lines primarily due to reduced government spending. These reductions in sales were partially offset by an increase in wireless test product sales of $21.6 million, resulting from increased sales of wireless test products in nearly all regions.

Gross Profit. Gross profit equals net sales less cost of sales. Cost of sales includes materials, direct labor, amortization of capitalized software development costs and overhead expenses such as engineering labor, fringe benefits, depreciation, allocable occupancy costs and manufacturing supplies.

On a consolidated basis, gross profit was $329.1 million, or 50.9%, of net sales, for the fiscal year ended June 30, 2013 compared to $338.9 million, or 50.4%, of net sales, for the fiscal year ended June 30, 2012.

Gross Profit

Fiscal Year		% of		% of		% of
Ended		Net		Net		Net
June 30,	AMS	Sales	ATS	Sales	Total	Sales
(In thousands, except percentages)

2013	$179,405	49.7%	$149,716	52.3%	$329,121	50.9%
2012	$194,077	50.8%	$144,809	49.7%	$338,886	50.4%

Gross margin in the AMS segment was 49.7% for the fiscal year ended June 30, 2013 and 50.8% for the fiscal year ended June 30, 2012. Gross profit decreased $14.7 million for the fiscal year ended June 30, 2013 as compared to the fiscal year ended June 30, 2012 largely due to the reduction in sales. The decrease in gross margin is principally attributable to the reduction in HiRel microelectronics sales, which carry a higher gross margin than the segment average.

Gross margin in the ATS segment was 52.3% for the fiscal year ended June 30, 2013 and 49.7% for the fiscal year ended June 30, 2012 due to product mix. The gross margin increased primarily due to the increased wireless test product sales which carry a higher gross margin than the segment average, combined with the decreased GRMATS sales, which carried a lower gross margin than the segment average. Gross profit increased $4.9 million for the fiscal year ended June 30, 2013 from the fiscal year June 30, 2012 largely due to the increase in sales volume of wireless test products. Excluding an inventory write-off of $1.9 million related to a discontinued product line in our AVComm group, gross margin was 52.9% and gross profit increased $6.8 million in the fiscal year ended June 30, 2013.

Selling, General and Administrative Costs. Selling, general and administrative (“SG&A”) costs include office and management salaries, fringe benefits, commissions, insurance and professional fees.

On a consolidated basis, SG&A costs decreased $4.7 million, or 3%, to $147.1 million for the fiscal year ended June 30, 2013 from the fiscal year ended June 30, 2012. Excluding the reserve of $2.5 million in the AMS segment discussed below, SG&A costs decreased $7.2 million, or 5%, to 22.3% of net sales, primarily due to a reduction in various expenses as a result of our implementation of cost saving measures and a reduction in legal fees.

Selling, General and Administrative Costs

Fiscal Year		% of		% of			% of
Ended		Net		Net			Net
June 30,	AMS	Sales	ATS	Sales	Corporate	Total	Sales
(In thousands, except percentages)

2013	$55,563	15.4%	$74,298	26.0%	$17,263	$147,124	22.7%
2012	$56,688	14.8%	$78,738	27.0%	$16,392	$151,818	22.6%

In the AMS segment, SG&A costs decreased $1.1 million, or 2%, to $55.6 million for the fiscal year ended June 30, 2013 from the fiscal year ended June 30, 2012. In March 2013, the Company recorded a reserve of $2.5 million established for accounts receivables with a customer whose bank accounts were seized by the U.S. Attorney. Excluding the reserve of $2.5 million, SG&A costs in the AMS segment decreased $3.6 million, to 14.7% of net sales, due to a reduction in expenses resulting from our implementation of cost saving measures and a reduction in legal fees.

In the ATS segment, SG&A costs decreased $4.4 million, or 6%, to $74.3 million for the fiscal year ended June 30, 2013 from the fiscal year ended June 30, 2012. This decrease was primarily attributable to reductions in labor and employee related expenses, largely related to headcount reductions implemented by our ATS wireless business during the latter part of fiscal 2012 and, to a lesser extent, actions taken to restructure our ATS AVComm group during the latter part of fiscal 2013.

Research and Development Costs. Research and development costs include materials, engineering labor and allocated overhead.

On a consolidated basis, research and development costs decreased $2.8 million, or 3%, for the fiscal year ended June 30, 2013 from the fiscal year ended June 30, 2012.

Research and Development Costs

Fiscal Year		% of		% of		% of
Ended		Net		Net		Net
June 30,	AMS	Sales	ATS	Sales	Total	Sales
(In thousands, except percentages)

2013	$37,854	10.5%	$49,091	17.1%	$86,945	13.4%
2012	$37,570	9.8%	$52,192	17.9%	$89,762	13.3%

Research and development costs in the ATS segment decreased $3.1 million, primarily due to the reduction of R&D contract engineering headcount in conjunction with the completion of wireless related development projects near the end of fiscal 2012.

Restructuring Charges. On a consolidated basis, restructuring charges were $5.5 million for the fiscal year ended June 30, 2013 compared to $6.8 million for the fiscal year ended June 30, 2012. The restructuring charges were primarily related to cost savings initiatives which resulted in reductions in personnel at various locations worldwide, primarily at our ATS wireless operations in Europe and Asia and our ATS AVComm operations in the United States.

Impairment of Goodwill and Other Long-Lived Assets.

Continuing efforts throughout the first three quarters of fiscal 2013 at the AVComm reporting unit failed to increase sales in existing markets or penetrate new markets. Accordingly, during the fourth quarter of our fiscal 2013, we commenced restructuring activities at the AVComm reporting unit. In our annual impairment test of goodwill, the AVComm reporting group, due to a reduced forecast of earnings resulting from uncertainty regarding government spending and reduced commercial spending, recognized a $93.4 million non-cash goodwill impairment charge in fiscal 2013. We also evaluated the fair value of the Radio Frequency MicroWave, or RFMW, group tradenames. The carrying value of the tradenames was higher than the fair value determined. Therefore, we recorded an additional non-cash impairment of $716,000 in fiscal 2013. Also in fiscal 2013, we entered into a contract for the sale of our AMS RFMW Whippany, N.J. building. The net proceeds received were less than the carrying value of the building. Therefore, we recorded a $1.3 million impairment to the asset held for sale. Total impairment charges amounted to $95.5 million in fiscal 2013.

In fiscal 2012, due to a decline in the RFMW reporting unit’s forecasted operating results for the fourth quarter of fiscal 2012 and beyond, we recorded non-cash impairment charges to goodwill and other long-lived assets related to the RFMW reporting unit of $54.9 million and $1.8 million, respectively.

ITAR Settlement Expense. To administratively settle certain outstanding violations during the period from 1999 to 2009 of the Arms Export Controls Act and the International Traffic in Arms Regulations that we had voluntarily disclosed to the State Department, we entered into a Consent Agreement effectively as of August 6, 2013, that involves, among other things, a fine of $8.0 million payable without interest over a two year period, $4.0 million of which will be suspended and eligible for credit based on qualified pre and post Consent Agreement remedial and other compliance expenditures and investments made by us and approved by the State Department. During the quarter ended March 31, 2013, we recorded a charge of $8.0 million representing the legal obligation to the State Department under the then proposed terms of the Consent Agreement. Going forward, the resolution of this issue will not impact our ability to transact business internationally.

Interest Expense. Interest expense increased by $7.2 million to $41.4 million for the fiscal year ended June 30, 2013 from $34.2 million for the fiscal year ended June 30, 2012. Interest expense increased as a result of the 150 basis point increase in our interest rate on May 24, 2012, partially offset by (i) a lower outstanding principal amount due to debt reductions of $60 million and $84 million in fiscal 2013 and 2012, respectively, and (ii) a 125 basis point interest rate reduction in connection with the May 29, 2013 amendment to our senior secured credit facility. Based on our current debt level and current prevailing interest rates, we expect interest expense to be approximately $29 million in fiscal 2014.

Other Income (Expense). Other income (expense) of $(820,000) for the fiscal year ended June 30, 2013 consisted of $(792,000) of foreign currency transaction losses and $(28,000) of miscellaneous expense, net. Other income (expense) of $(1.7) million for the fiscal year ended June 30, 2012 consisted of $(883,000) of foreign currency transaction losses and $(862,000) of miscellaneous expense, net.

Income Taxes. The income tax benefit was $11.0 million for the fiscal year ended June 30, 2013 on a pre-tax loss of $115.3 million resulting in an effective tax rate of 9.6%. We recorded an income tax benefit for the fiscal year ended June 30, 2012 of $4.9 million on a pre-tax loss of $58.5 million resulting in an effective tax rate of 8.4%. In fiscal 2013, we had a pre-tax loss in the U.S. and taxable income from foreign operations. The U.S. loss was largely the result of goodwill and other long-lived impairment charges of $95.5 million, of which $87.1 million is non-deductible. In addition, we recorded a non-recurring non-deductible charge of $8.0 million in connection with a settlement of ITAR related claims. In fiscal 2012, we reported pre-tax losses in the U.S. and foreign operations. The U.S. loss in fiscal 2012 was largely attributable to goodwill and other long-lived impairment charges of $56.7 million, which are largely non-deductible. The effective tax rate for both periods differed from the amount computed by applying the U.S. federal income tax rate to income before taxes primarily due to foreign, state and local income taxes, including U.S. income tax on certain foreign net income that we anticipate will be repatriated to the U.S., the R&D credit and non-deductible items, such as the impairment charges and ITAR penalty.

We evaluate the recoverability of our deferred tax assets, including net operating loss carryforwards, by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. Although the Company has a history of domestic pre-tax losses in recent years, these losses are largely driven by amortization expense and impairment charges recorded in the financial statements relating to the U.S. operations which are not deductible for U.S. income tax purposes. The amount of non-deductible U.S. book amortization expense recorded in fiscal 2013 and 2012 was $50.3 million and $53.4 million, respectively. For fiscal 2013, the Company expects to report taxable income on its U.S. federal income tax return and the majority of its state income tax filings.

In the fiscal years ended June 30, 2013 and 2012, we paid income taxes of $7.4 million and $9.2 million and received refunds of $6.3 million and $194,000, respectively, related to federal, state and foreign income taxes.

Net Income (Loss). Net income (loss) was $(104.2) million for the fiscal year ended June 30, 2013 and $(53.6) million for the fiscal year ended June 30, 2012, primarily due to impairment charges of $95.5 million and $56.7 million, respectively, and amortization of acquired intangibles of $56.5 million and $62.7 million, respectively.

Fiscal Year Ended June 30, 2012 Compared to Fiscal Year Ended June 30, 2011

Net Sales. Net sales decreased $56.4 million, or 8%, to $673.0 million for the fiscal year ended June 30, 2012 from $729.4 million for the fiscal year ended June 30, 2011 primarily due to a decline in the ATS segment.

Net Sales

Fiscal Year		% of		% of
Ended		Consolidated		Consolidated
June 30,	AMS	Net Sales	ATS	Net Sales	Total
(In thousands, except percentages)

2012	$381,796	56.7%	$291,219	43.3%	$673,015
2011	$395,099	54.2%	$334,315	45.8%	$729,414

Net sales in the AMS segment decreased $13.3 million, or 3%, to $381.8 million for the fiscal year ended June 30, 2012 from $395.1 million for the fiscal year ended June 30, 2011. This sales decrease was primarily attributable to volume driven reductions in: (i) sales of RF and microwave components primarily related to what we believe is a slowdown in the telecom/broadband market; (ii) sales of frequency synthesizers due to timing of customer orders; (iii) sales of HiRel microelectronics/semiconductors primarily due to program delays, combined with government budgetary constraints on defense and space programs; and (iv) sales of motion control products primarily due to a delay in funding which pushed back sales for various programs. These reductions were offset by a volume driven increase of $14.4 million of mixed-signal/digital ASICs.

Net sales in the ATS segment decreased $43.1 million, or 13%, to $291.2 million for the fiscal year ended June 30, 2012 from $334.3 million for the fiscal year ended June 30, 2011. The decrease was primarily attributable to a $43.6 million reduction in sales of wireless test equipment and a $6.4 million reduction in sales of general purpose test equipment, primarily due to capital equipment freezes put in place by our customers in the latter part of calendar year 2011 coincident with a slower than anticipated roll-out of 4G/LTE technology, particularly at certain of our larger handset customers and, to a lesser extent, pricing pressure. The decrease in sales was partially offset by an increase in sales of radio test sets of $7.9 million, which primarily relates to shipments of our GRMATS product.

Gross Profit. On a consolidated basis, gross profit was $338.9 million, or 50.4% of net sales, for the fiscal year ended June 30, 2012 compared to $392.1 million, or 53.8% of net sales, for the fiscal year ended June 30, 2011.

Gross Profit

Fiscal Year		% of		% of		% of
Ended		Net		Net		Net
June 30,	AMS	Sales	ATS	Sales	Total	Sales
(In thousands, except percentages)

2012	$194,077	50.8%	$144,809	49.7%	$338,886	50.4%
2011	$204,226	51.7%	$187,874	56.2%	$392,100	53.8%

Gross margin in the AMS segment was 50.8% for the fiscal year ended June 30, 2012 and 51.7% for the fiscal year ended June 30, 2011. Gross profit decreased $10.1 million for the fiscal year ended June 30, 2012 as compared to the fiscal year ended June 30, 2011. The decrease in gross margin is principally attributable to product mix and decreased sales of HiRel microelectronics/semiconductors (which carry margins greater than the AMS segment average).

Gross margin in the ATS segment was 49.7% for the fiscal year ended June 30, 2012 and 56.2% for the fiscal year ended June 30, 2011. Gross profit decreased $43.1 million for the fiscal year ended June 30, 2012 as compared to the fiscal year ended June 30, 2011. The decrease in gross margin was caused primarily by the reduction in wireless sales, which carry margins greater than the ATS segment average, and the increased sales of the GRMATS products in the fiscal year ended June 30, 2012 which were sold at margins below the ATS segment average.

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

In fiscal 2012, actions were taken to respond to the decline in sales. Concerning SG&A, the impact of a salary freeze and the suspension of the 401(k) match initiated at the beginning of fiscal 2012, combined with the savings realized from headcount reductions, lower sales commissions and bonuses served to control and reduce costs in fiscal 2012 by approximately $7 million; however, the savings were offset by a number of items, most notably: (i) a $2.1 million increase in medical costs; (ii) a $1.8 million increase in litigation and settlement costs related to several litigation matters; and (iii) a $1.2 million increase in non-cash compensation related to equity awards under the Company’s 2011 equity plan.

The majority of the headcount reductions were initiated during the second half of fiscal 2012 when the manufacturing operations by an acquired wireless business (Willtek) were integrated into our existing U.K. wireless manufacturing facility. In July 2012, our ATS wireless business made further headcount reductions and took additional steps to right size its business.

Selling, General and Administrative Costs

Fiscal Year		% of		% of			% of
Ended		Net		Net			Net
June 30,	AMS	Sales	ATS	Sales	Corporate	Total	Sales
(In thousands, except percentages)

2012	$56,688	14.8%	$78,738	27.0%	$16,392	$151,818	22.6%
2011	$56,568	14.3%	$78,008	23.3%	$16,299	$150,875	20.6%

Research and Development Costs. On a consolidated basis, research and development costs were relatively flat - $89.8 million for the fiscal year ended June 30, 2012 and $90.1 million for the fiscal year ended June 30, 2011. As a percentage of sales, research and development costs increased to 13.3% for the fiscal year ended June 30, 2012 from 12.4% for the fiscal year ended June 30, 2011, as a result of the reduction in sales.

Research and Development Costs

Fiscal Year		% of		% of		% of
Ended		Net		Net		Net
June 30,	AMS	Sales	ATS	Sales	Total	Sales
(In thousands, except percentages)

2012	$37,570	9.8%	$52,192	17.9%	$89,762	13.3%
2011	$36,945	9.4%	$53,143	15.9%	$90,088	12.4%

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

The AMS segment incurred total restructuring costs of $1.5 million for the fiscal year ended June 30, 2012. In comparison, in the fiscal year ended June 30, 2011, the AMS segment incurred total restructuring costs of $8.0 million. In both periods, the costs related primarily to the consolidation of our components operations by relocating a portion of our Whippany, New Jersey facility’s production to our Ann Arbor, Michigan facility and a portion to our Eatontown, New Jersey facility. In connection with this consolidation, in the fiscal year ended June 30, 2011, we recorded a $4.9 million impairment charge based on the fair value of the Whippany, New Jersey facility that we subsequently sold in January 2013.

The ATS segment incurred restructuring costs of $5.3 million for the fiscal year ended June 30, 2012, primarily related to cost savings initiatives which resulted in reductions in personnel at various locations worldwide, most notably in connection with integration of Willtek’s manufacturing operations in Germany into our U.K. facility. In comparison, for the fiscal year ended June 30, 2011, the ATS segment incurred restructuring costs of $6.7 million, primarily related to the reduction of Willtek’s workforce in Germany.

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

Income Taxes. The income tax benefit was $4.9 million for the fiscal year ended June 30, 2012 on a pre-tax loss of $58.5 million resulting in an effective tax rate of 8.4%. The reported tax benefit was less than the statutory rate due to a goodwill and intangible impairment charge of $55.6 million in the U.S. that was mostly non-deductible. Another significant item impacting the effective tax rate for fiscal 2012 was the benefit from the reversal of the contingent consideration of $7.6 million that was not taxable. We recorded an income tax benefit for the fiscal year ended June 30, 2011 of $38.8 million on a pre-tax loss of $73.5 million resulting in an effective tax rate of 52.8%. In fiscal 2011, we had a pre-tax loss in the U.S. and taxable income from foreign operations. The U.S. loss was primarily due to expenses associated with our debt (interest expense, loss on extinguishment of debt and write-off of deferred financing costs) and for the termination of the Sponsor Advisory Agreement. The effective tax rate for both periods differed from the amount computed by applying the U.S. federal income tax rate to income before taxes primarily due to foreign, state and local income taxes, including U.S. income tax on certain foreign net income that we anticipate will be repatriated to the U.S, the R&D credit and non-deductible and other non-taxable items.

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

At June 30, 2011, we had provided U.S. deferred taxes of $10.8 million on the accumulated earnings of one foreign subsidiary based on the Company’s intent to repatriate these earnings. Part of these earnings were repatriated to the U.S. during fiscal 2012 which was used to pay down principal on the Company’s outstanding debt. During fiscal 2012, we also provided U.S. deferred taxes of $3.5 million on the accumulated earnings of this subsidiary and two additional foreign subsidiaries for which the Company intends to repatriate the earnings in the foreseeable future. At June 30, 2012, the Company had approximately $8.0 million of U.S. deferred taxes provided for the expectation of the repatriation of these earnings. Aside from these three subsidiaries, the Company did not have any significant overseas earnings for which U.S. taxes have not been provided.

In the fiscal years ended June 30, 2012 and 2011, we paid income taxes of $9.2 million and $15.0 million and received refunds of $194,000 and $3.1 million, respectively related to federal, state and foreign income taxes.

Net Income (Loss). Net income (loss) was $(53.6) million for the fiscal year ended June 30, 2012 and $(34.7) million for the fiscal year ended June 30, 2011.

Liquidity and Capital Resources

As of June 30, 2013, we had $39.4 million of cash and cash equivalents, $262.8 million in working capital and our current ratio was 3.04 to 1, versus $41.3 million, $289.2 million and 3.70 to 1, respectively, at June 30, 2012.

Our principal liquidity requirements are to service our debt and interest and meet our working capital and capital expenditure needs. During fiscal 2013, we made voluntary prepayments of $60 million of our senior secured term loan facility with cash on hand at June 30, 2012 and cash generated from operations during fiscal 2013. On May 29, 2013, we amended our senior secured credit facility. The amendment eliminated the total leverage ratio covenant from the term loan portion of the facility, reduced the effective interest rate payable with respect to the outstanding loans under the facility by 125 basis points and extended the maturity date by eighteen months to November 2019. Additionally, at June 30, 2013, we were able to borrow $57.1 million under the revolving portion of our senior secured credit facility, of which none was outstanding.

As of June 30, 2013, we were in compliance with all of the covenants contained in our debt agreement. Certain loan covenants are based on Adjusted EBITDA. Adjusted EBITDA is defined as EBITDA (net income (loss) before interest expense, income taxes, depreciation and amortization), adjusted to add back or subtract certain non-cash, non-recurring and other items, as required by various covenants in our debt agreement. Our use of the term Adjusted EBITDA may vary from others in our industry. EBITDA and Adjusted EBITDA are not measures of operating income (loss), performance or liquidity under U.S. GAAP and are subject to important limitations. A reconciliation of net income (loss), which is a U.S. GAAP measure of our operating results, to Adjusted EBITDA, as defined in our debt agreement, is as follows:

	Year Ended June 30,
	2013	2012	2011
	(In thousands)

Net income (loss)	$(104,248)	$(53,637)	$(34,668)
Interest expense	41,446	34,237	66,204
Provision (benefit) for income taxes	(11,024)	(4,893)	(38,818)
Depreciation and amortization	79,680	84,298	83,459
EBITDA	5,854	60,005	76,177

Restructuring related costs, including pro forma savings(a)	10,313	14,783	21,085
Impairment of goodwill and other long-lived assets	95,456	56,700	-
ITAR settlement expense	8,000	-	-
Termination of sponsor advisory agreement	-	-	18,133
Change in fair value of acquisition contingent consideration liability	-	(7,553)	1,834
Share-based compensation	3,595	3,527	2,254
Special accounts receivable reserve	2,529	-
Merger related expense	-	-	1,222
Loss on extinguishment of debt and write-off of deferred financing costs	2,580	1,232	59,395
Gain from a bargain purchase of a business	-	-	(173)
Other defined items(b)	1,340	2,788	3,771
Adjusted EBITDA	$129,667	$131,482	$183,698

(a)	Primarily reflects costs associated with the reorganization of our European operations and consolidation of certain of our U.S. operations, including non-cash charges related to discontinued products of $1.9 million in fiscal 2013 presented in cost of sales. Pro forma savings reflect the costs that we estimate would have been eliminated during the fiscal year in which a restructuring occurred had the restructuring occurred as of the first day of that fiscal year. Pro forma savings were estimated to be $2.9 million, $8.0 million and $6.3 million for the years ended June 30, 2013, 2012 and 2011, respectively.

(b)	Reflects other adjustments required in calculating our debt covenant compliance. These other defined items include certain legal fees related to litigation, business acquisition costs and divestiture related costs during our fiscal year.

The financial covenant was eliminated from the term loan portion of our senior secured credit facility, when it was amended on May 29, 2013. The maximum leverage ratio of total debt (less up to $15.0 million of unrestricted cash) to Adjusted EBITDA, as defined in our senior secured credit facility, as amended, is only in effect if as of the last day of the fiscal quarter there are any outstanding borrowings under our senior secured revolving credit facility. The maximum leverage ratio permitted for the fiscal year ended June 30, 2013 was 5.75, whereas our actual leverage ratio was 4.41. The maximum leverage ratio permitted periodically decreases as follows:

Effective as of	Maximum
the Twelve Months	Permitted
Ending	Leverage Ratio

September 30, 2013	5.50
June 30, 2014	5.25
September 30, 2014	5.00
December 31, 2014	4.75
June 30, 2015	4.25
September 30, 2015	4.00
March 31, 2016	3.75
September 30, 2016	3.50

As of June 30, 2013, there were no outstanding amounts under our senior secured revolving credit facility, therefore, the maximum leverage ratio covenant was not applicable. We are, however, in compliance with all of the financial covenants contained in the senior secured credit facility.

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

Cash Flows

For fiscal 2013, our cash flow provided by operations was $75.0 million. Our investing activities used cash of $18.6 million, including capital expenditures of $20.8 million. Our financing activities used cash of $57.2 million, primarily for debt repayments of $168.5 million (that included $60.0 million of voluntary prepayments and $108.5 million paid to the lenders that did not remain in the facility when we amended it), partially offset by $114.1 million of proceeds from term loan borrowings under our senior secured credit facility in connection with the May 2013 debt amendment.

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

Capital Expenditures

Capital expenditures were $20.8 million, $21.8 million and $26.0 million in fiscal 2013, fiscal 2012 and fiscal 2011, respectively. Our capital expenditures primarily consist of equipment replacements.

Contractual Obligations

The following table summarizes our obligations and commitments to make future payments under debt and other obligations as of June 30, 2013:

Payments Due By Period
(In millions)

					Beyond
	Total	Year 1	Years 2 - 3	Years 4 - 5	5 Years
Senior secured credit facility(1)	$587.0	$-	$-	$5.6	$581.4
Interest payments	173.5	27.2	54.2	53.9	38.2
Operating leases(2)	29.4	7.3	10.6	6.5	5.0
Employment agreements	5.5	3.4	2.1	-	-
Total	$795.4	$37.9	$66.9	$66.0	$624.6

(1)	To the extent we have consolidated excess cash flow, as defined in the credit agreement governing our senior secured credit facility, we must use specified portions of the excess cash flow to prepay the senior secured credit facility. As of June 30, 2013 we were unable to reliably estimate these amounts for future years and therefore such amounts are not included in the table above.
(2)	We do not expect any future minimum sub-lease rentals associated with operating lease commitments shown in the above table.

As of June 30, 2013, we were unable to reliably estimate when cash settlements, if any, with the taxing authorities may occur with our unrecognized tax benefits of $2.8 million; therefore, such amounts are not included in the table above.

In the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. None of these obligations are individually significant. We do not expect that these commitments, as of June 30, 2013, will have a material adverse affect on our liquidity.

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

Long-term contracts are accounted for by determining estimated contract profit rates and use of the percentage-of-completion method to recognize revenues and associated costs as work progresses. We measure the extent of progress toward completion generally based upon one of the following methods (based upon an assessment of which method most closely aligns to the underlying earnings process): (i) the units-of-delivery method; (ii) the cost-to-cost method (using the ratio of contract costs incurred as a percentage of total estimated costs at contract completion based upon engineering and production estimates); or (iii) the achievement of contractual milestones. Provisions for anticipated losses or revisions in estimated profits on contracts-in-process are recorded in the period in which such anticipated losses or revisions become evident.

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

Service revenue is derived from extended warranties, customer support and training. Service revenue is deferred and recognized over the contractual term or as services are rendered and accepted by the customer. For example, revenue from customer support contracts is recognized ratably over the contractual term, while training revenue is recognized as the training is provided to the customer. In addition, the four revenue recognition criteria described above must be met before service revenue is recognized.

We use vendor-specific objective evidence of selling price, verifiable objective evidence of selling price, such as third party selling prices, or estimated selling price, in that order, to allocate non-software revenue to elements in multiple element arrangements. Revenue is recognized on only those elements that meet the four criteria described above.

Advance payments by customers and deferred revenue was comprised of: (i) advance payments by customers primarily for the purchase of materials; (ii) deferred service and software support revenue; (iii) deferred warranty revenue; and (iv) deferred revenue related to multiple deliverable arrangements. We generally sell non-software service and extended warranty contracts on a standalone basis.

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

We assess goodwill and other intangible assets with indefinite lives at least annually for impairment in the fourth quarter of our fiscal year, or more frequently if certain events or circumstances indicate an impairment may have occurred. We test goodwill for impairment at the reporting unit level, which is one level below our operating segments. We identify our reporting units by assessing whether the components of our operating segments constitute businesses for which discrete financial information is available that segment management regularly reviews to assess operating results. Impairment testing is performed in two steps: (i) we determine if there is an impairment by comparing the fair value of a reporting unit with its carrying value; and (ii) if there is an impairment, we measure the amount of impairment loss by comparing the implied fair value of the reporting unit’s goodwill (the excess of the fair value of the reporting unit over the fair value of its net identifiable assets) with the carrying amount of that goodwill.

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

The key estimates and factors used in the income approach include, but are not limited to, revenue growth rates and profit margins based on historical results and internal forecasts, terminal value and the weighted-average cost of capital used to discount future cash flows. The compound annual growth rate of sales for the first 8 years of our projections ranged between 6% and 7% as of June 30, 2013 and ranged between 5% and 9% as of June 30, 2012. The terminal growth rates were projected at 4% after 8 years as of June 30, 2013 and 2012, which reflects our estimate of long-term market and gross domestic product growth. The weighted-average cost of capital used to discount future cash flows ranged from 11% to 16% as of June 30, 2013 and 12% to 16% as of June 30, 2012. Future changes in these estimates and assumptions could materially affect the results of our reviews for impairment of goodwill. Changes in the valuation assumptions from those used in the prior year primarily reflect the impact of the current economic environment, including our stock performance on the reporting units and their projected future results of operations.

As of June 30, 2013, five reporting units had estimated fair values in excess of carrying value ranging from 17% to 163%. One reporting unit, AVComm, had a fair value less than its carrying value, which resulted in a non-cash goodwill impairment charge of $93.4 million.

The impairment test for other intangible assets with indefinite lives encompasses determining a fair value and comparing the fair value to its carrying value. If the carrying value exceeds the fair value, impairment is recorded. To determine the fair value of other intangible assets with indefinite lives, we use an income approach, the relief-from-royalty method. This method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset. Determining the fair value of other intangible assets with indefinite lives requires significant judgments in determining both the assets’ estimated cash flows as well as the appropriate discount and royalty rates applied to those cash flows to determine fair value. Changes in such estimates or the application of alternative assumptions could produce significantly different results.

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

Net deferred tax assets assume sufficient future earnings for their realization. Where management believes it is more-likely-than-not that the deferred tax assets will not be realized in the relevant jurisdiction, we have recorded a valuation allowance against such asset.

We record uncertain tax position liabilities for federal, state, local and foreign exposures relating to periods subject to audit. The calculation of these tax liabilities requires judgments about tax issues, potential outcomes and timing, and are a subjective significant estimate. We classify interest and penalties as a component of the provision for income taxes.

Share-Based Compensation

The fair value of share-based payments is recognized as an expense in the consolidated statements of operations over the related vesting periods. Share-based compensation expense is based on the fair value of the portion of share-based payment awards that is ultimately expected to vest and has therefore been reduced for estimated forfeitures at the time of the grant, with subsequent revisions for the differences between actual and the estimated forfeiture rates. In addition, stock awards with performance conditions are dependent upon pre-established annual financial performance targets. The amount of expense recognized is adjusted to reflect achievement of targets and changed expectations of achieving future targets (see Note 13 to the consolidated financial statements).

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

In February 2013, the FASB issued guidance which improves the reporting of reclassifications out of accumulated other comprehensive income. The new guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This new guidance is effective for us in our first quarter of fiscal 2014 with earlier adoption permitted, which should be applied prospectively. Adoption of this new guidance will not have an impact on our consolidated financial statements.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We are subject to interest rate risk in connection with borrowings under our senior secured credit facility, including any outstanding borrowings under our revolving credit facility. We currently do not have interest rate swap agreements hedging this debt. As of June 30, 2013, $587.0 million was outstanding under the term-loan portion of the senior secured credit facility, bearing interest at 4.50% based on the adjusted LIBOR rate, which consists of a floor of 100 basis points, plus an applicable margin of 350 basis points above the floor. Our outstanding debt balance is subject to variable interest rates dependent upon fluctuations of the LIBOR rate. Based on the LIBOR rate at June 30, 2013, which was 0.27%, an increase of 1% in interest rates would only result in a 0.27% increase on the interest rate relating to our outstanding borrowings due to the 1.00% LIBOR floor, or a $1.6 million increase in our annual interest expense. An increase of 1% in the LIBOR rate above the 1.00% floor would result in a $6.0 million increase in our annual interest expense. In addition, as of June 30, 2013, our revolving credit facility of $57.1 million, which would bear interest at 3.77% based on the LIBOR rate of 0.27% plus 350 basis points, was undrawn. Assuming the entire amount available to us was outstanding, a 1% change in interest rates would result in a $579,000 change in our annual interest expense. Any debt we incur in the future may also bear interest at floating rates.

Foreign Currency Risk. Foreign currency contracts are used to protect us from exchange rate fluctuation from the time customers are invoiced in local currency until such currency is exchanged for U.S. dollars. We periodically enter into foreign currency contracts, which are not designated as hedges, and the change in the fair value is included in income currently within other income (expense). As of June 30, 2013, we had $43.2 million of notional value foreign currency forward contracts maturing through July 31, 2013. Notional amounts do not quantify risk or represent assets or liabilities, but are used in the calculation of cash settlements under the contracts. The fair value of these contracts at June 30, 2013 was a liability of $359,000. If foreign currency exchange rates (primarily the British pound and the Euro) change by 10% from the levels at June 30, 2013, the effect on our comprehensive income would be approximately $18.5 million.

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

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Aeroflex Holding Corp. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Aeroflex Holding Corp. and subsidiaries (the Company) as of June 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2013. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the index to Item 15. We also have audited the Company’s internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aeroflex Holding Corp. and subsidiaries as of June 30, 2013 and 2012, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended June 30, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, Aeroflex Holding Corp. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control – Integrated Framework issued by COSO.

/s/ KPMG LLP

Melville, New York
August 29, 2013

Aeroflex Holding Corp. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30,	June 30,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$39,424	$41,324
Accounts receivable, less allowance for doubtful accounts of $3,422 and $981	151,163	146,597
Inventories	156,516	158,090
Deferred income taxes	35,491	33,315
Income taxes receivable	-	4,935
Prepaid expenses and other current assets	9,374	11,942
Total current assets	391,968	396,203

Property, plant and equipment, net of accumulated depreciation of $122,479 and $102,310	101,546	101,632
Deferred financing costs, net	11,580	15,720
Other assets	31,886	34,955
Intangible assets with definite lives, net	65,552	119,476
Intangible assets with indefinite lives	110,779	113,461
Goodwill	315,643	408,361

Total assets	$1,028,954	$1,189,808

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$34,768	$26,822
Advance payments by customers and deferred revenue	23,490	23,433
Income taxes payable	12,003	593
Accrued payroll expenses	21,694	18,635
Accrued expenses and other current liabilities	37,184	37,559
Total current liabilities	129,139	107,042

Long-term debt	587,000	641,375
Deferred income taxes	67,296	94,022
Other long-term liabilities	23,061	20,592
Total liabilities	806,496	863,031

Stockholders' equity:
Preferred stock, par value $.01 per share; 50,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $.01 per share; 300,000,000 shares authorized, 84,936,582 and 84,845,687 shares issued and outstanding	849	848
Additional paid-in capital	651,950	648,092
Accumulated other comprehensive income (loss)	(43,406)	(39,476)
Accumulated deficit	(386,935)	(282,687)
Total stockholders' equity	222,458	326,777

Total liabilities and stockholders' equity	$1,028,954	$1,189,808

See notes to consolidated financial statements.

Aeroflex Holding Corp. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended June 30,
	2013	2012	2011

Net sales	$647,142	$673,015	$729,414
Cost of sales	318,021	334,129	337,314
Gross profit	329,121	338,886	392,100

Operating expenses:
Selling, general and administrative costs	147,124	151,818	150,875
Research and development costs	86,945	89,762	90,088
Amortization of acquired intangibles	56,484	62,696	63,672
Restructuring charges	5,538	6,779	14,783
Impairment of goodwill and other long-lived assets	95,456	56,700	-
ITAR settlement expense	8,000	-	-
Termination of sponsor advisory agreement	-	-	18,133
Change in fair value of acquisition contingent consideration liability	-	(7,553)	1,834
Total operating expenses	399,547	360,202	339,385
Operating income (loss)	(70,426)	(21,316)	52,715

Other income (expense):
Interest expense	(41,446)	(34,237)	(66,204)
Loss on extinguishment of debt and write-off of deferred financing costs	(2,580)	(1,232)	(59,395)
Gain from a bargain purchase of a business	-	-	173
Other income (expense), net	(820)	(1,745)	(775)
Total other income (expense), net	(44,846)	(37,214)	(126,201)

Income (loss) before income taxes	(115,272)	(58,530)	(73,486)
Provision (benefit) for income taxes	(11,024)	(4,893)	(38,818)
Net income (loss)	$(104,248)	$(53,637)	$(34,668)

Net income (loss) per common share:
Basic and diluted	$(1.23)	$(0.63)	$(0.45)

Weighted average number of common shares outstanding:
Basic and diluted	84,880	84,811	77,153

See notes to consolidated financial statements.

Aeroflex Holding Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year Ended June 30,
	2013	2012	2011

Net income (loss)	$(104,248)	$(53,637)	$(34,668)

Other comprehensive income (loss):
Increase (decrease) in fair value of interest rate swap contracts, net of tax	-	-	4,046
Valuation allowance against non-current marketable securities	-	-	1,276
Minimum pension liability adjustment, net of tax	45	(904)	229
Foreign currency translation adjustment, net of tax	(3,975)	(6,036)	15,488
	(3,930)	(6,940)	21,039

Total comprehensive income (loss)	$(108,178)	$(60,577)	$(13,629)

See notes to consolidated financial statements.

Aeroflex Holding Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Year Ended June 30,
	2013	2012	2011

Common stock, beginning of year	$848	$848	$650
Net proceeds from issuance of common stock	-	-	198
Common stock issued under share-based compensation plans	1	-	-
Common stock, end of year	849	848	848

Additional paid-in capital, beginning of year	648,092	644,262	398,291
Net proceeds from issuance of common stock	-	-	243,797
Share-based compensation	3,387	3,471	2,254
Other changes	471	359	(80)
Additional paid-in capital, end of year	651,950	648,092	644,262

Accumulated other comprehensive income (loss), beginning of year	(39,476)	(32,536)	(53,575)
Other comprehensive income (loss)	(3,930)	(6,940)	21,039
Accumulated other comprehensive income (loss), end of year	(43,406)	(39,476)	(32,536)

Accumulated deficit, beginning of year	(282,687)	(229,050)	(194,382)
Net income (loss)	(104,248)	(53,637)	(34,668)
Accumulated deficit, end of year	(386,935)	(282,687)	(229,050)

Total stockholders' equity	$222,458	$326,777	$383,524

See notes to consolidated financial statements.

Aeroflex Holding Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended June 30,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$(104,248)	$(53,637)	$(34,668)
Adjustments to reconcile net income (loss) to net cash provided by (used in)operating activities:
Depreciation and amortization	79,680	84,298	83,459
Gain from a bargain purchase of a business	-	-	(173)
Change in fair value of acquisition contingent consideration liability	-	(7,553)	1,834
Acquisition related adjustment to cost of sales	-	-	998
Acquisition related adjustment to sales	-	-	157
Impairment of goodwill and other long-lived assets	95,456	56,700	-
Special accounts receivable reserve	2,529	-	-
Loss on extinguishment of debt and write-off of deferred financing costs	2,580	1,232	59,395
Deferred income taxes	(28,803)	(3,724)	(53,626)
Share-based compensation	3,595	3,527	2,254
Non - cash restructuring charges	-	1,015	4,860
Amortization of deferred financing costs	2,174	2,023	4,755
Paid in kind interest	-	-	2,434
Other, net	378	613	1,103
Change in operating assets and liabilities, net of effects from purchases of businesses:
Decrease (increase) in accounts receivable	(7,835)	19,884	(20,577)
Decrease (increase) in inventories	(525)	25,494	(54,993)
Decrease (increase) in prepaid expenses and other assets	3,965	(6,359)	(5,519)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	26,035	(33,066)	2,849

Net cash provided by (used in) operating activities	74,981	90,447	(5,458)

Cash flows from investing activities:
Payments for purchase of businesses, net of cash acquired	-	(5,106)	(23,717)
Proceeds from the sale of building held for sale	1,582	-	-
Capital expenditures	(20,828)	(21,773)	(25,957)
Proceeds from sale of marketable securities	-	-	10,357
Other, net	683	420	995

Net cash provided by (used in) investing activities	(18,563)	(26,459)	(38,322)

Cash flows from financing activities:
Credit facility borrowings	114,130	-	725,000
Net proceeds from issuance of common stock	-	-	243,995
Repurchase of senior unsecured notes and senior subordinated unsecured term loans, including premiums and fees	-	-	(432,526)
Payment of contingent consideration related to business acquisition	-	(948)	-
Debt repayments	(168,505)	(84,010)	(510,923)
Deferred financing costs	(2,171)	(3,685)	(18,903)
Other, net	(667)	(37)	-

Net cash provided by (used in) financing activities	(57,213)	(88,680)	6,643

Effect of exchange rate changes on cash and cash equivalents	(1,105)	(262)	2,752

Net increase (decrease) in cash and cash equivalents	(1,900)	(24,954)	(34,385)
Cash and cash equivalents at beginning of year	41,324	66,278	100,663

Cash and cash equivalents at end of year	$39,424	$41,324	$66,278

See notes to consolidated financial statements.

Aeroflex Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Description of Business

We design, engineer and manufacture microelectronic products and test and measurement equipment that are sold primarily to the space, avionics, defense, commercial wireless communications and medical markets.

Unless the context requires otherwise: (i) “Aeroflex Holding” refers to the issuer, Aeroflex Holding Corp., a holding company; (ii) “Aeroflex” refers to Aeroflex Incorporated, a direct wholly owned subsidiary of Aeroflex Holding, together with its consolidated subsidiaries; (iii) “we,” “our,” “us” or the “Company” refer to Aeroflex Holding Corp. and its consolidated subsidiaries, including Aeroflex; (iv) the term “parent LLC” refers to VGG Holding LLC, which as of June 30, 2013 owned 76.5% of Aeroflex Holding’s common stock; (v) the term “Sponsors” refers collectively to Veritas Capital Fund III, L.P., Golden Gate Private Equity, Inc. and its affiliates and GS Direct, L.L.C., and to affiliates of and funds managed by these entities; (vi) the term “Going Private Transaction” refers to the acquisition of Aeroflex by the Sponsors on August 15, 2007; (vii) the term “IPO” refers to the initial public offering of 19,789,180 shares of our common stock at a price of $13.50 per share, which was consummated in November 2010; (viii) the term “Sponsor Advisory Agreement” refers to our advisory agreement with affiliates of the Sponsors, which was terminated in connection with the IPO; (ix) the term “senior secured credit facility” refers to the credit facility that we entered into on May 9, 2011 in connection with our debt refinancing as of such date, which we amended on May 24, 2012, and further amended on May 29, 2013; and (x) any “fiscal” year refers to the twelve months ended June 30 of the applicable year (for example, “fiscal 2013” refers to the twelve months ended June 30, 2013).

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

Marketable Securities

Marketable securities were classified as available-for-sale and were recorded at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity. Realized gains and losses and declines in market value judged to be other than temporary, which amounted to a loss of $688,000 in the fiscal year ended June 30, 2011, were reflected in other income (expense). Interest income and dividends, if any, were also included in other income.

During the year ended June 30, 2011, our remaining marketable securities, which consisted solely of auction rate securities, were sold for $10.4 million at an average of 93.8% of par.

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

Long-term contracts are accounted for by determining estimated contract profit rates and use of the percentage-of-completion method to recognize revenues and associated costs as work progresses. We measure the extent of progress toward completion generally based upon one of the following methods (based upon an assessment of which method most closely aligns to the underlying earnings process): (i) the units-of-delivery method; (ii) the cost-to-cost method (using the ratio of contract costs incurred as a percentage of total estimated costs at contract completion based upon engineering and production estimates); or (iii) the achievement of contractual milestones. Provisions for anticipated losses or revisions in estimated profits on contracts-in-process are recorded in the period in which such anticipated losses or revisions become evident.

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

Service revenue is derived from extended warranties, customer support and training. Service revenue is deferred and recognized over the contractual term or as services are rendered and accepted by the customer. For example, revenue from customer support contracts is recognized ratably over the contractual term, while training revenue is recognized as the training is provided to the customer. In addition, the four revenue recognition criteria described above must be met before service revenue is recognized.

We use vendor-specific objective evidence of selling price, verifiable objective evidence of selling price, such as third party selling prices, or estimated selling price, in that order, to allocate non-software revenue to elements in multiple element arrangements. Revenue is recognized on only those elements that meet the four criteria described above.

Advance payments by customers and deferred revenue was comprised of: (i) advance payments by customers primarily for the purchase of materials; (ii) deferred service and software support revenue; (iii) deferred warranty revenue; and (iv) deferred revenue related to multiple deliverable arrangements. We generally sell non-software service and extended warranty contracts on a standalone basis.

Advance payments by customers and deferred revenue were as follows:

	As of June 30,
	2013	2012
	(In thousands)

Advance payments by customers	$8,598	$8,609
Deferred service and software support revenue	9,234	7,166
Deferred warranty revenue	4,167	4,797
Deferred revenue related to multiple deliverable arrangements	1,491	2,861
	$23,490	$23,433

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

We assess goodwill and other intangible assets with indefinite lives at least annually for impairment in the fourth quarter of our fiscal year, or more frequently if certain events or circumstances indicate an impairment may have occurred. We test goodwill for impairment at the reporting unit level, which is one level below our operating segments. We identify our reporting units by assessing whether the components of our operating segments constitute businesses for which discrete financial information is available that segment management regularly reviews to assess operating results. Impairment testing is performed in two steps: (i) we determine if there is an impairment by comparing the fair value of a reporting unit with its carrying value; and (ii) if there is an impairment, we measure the amount of impairment loss by comparing the implied fair value of the reporting unit’s goodwill (the excess of the fair value of the reporting unit over the fair value of its net identifiable assets) with the carrying amount of that goodwill.

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

The impairment test for other intangible assets with indefinite lives encompasses determining a fair value and comparing the fair value to its carrying value. If the carrying value exceeds the fair value, impairment is recorded. To determine the fair value of other intangible assets with indefinite lives, we use an income approach, the relief-from-royalty method. This method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset. Determining the fair value of other intangible assets with indefinite lives requires significant judgments in determining both the assets’ estimated cash flows as well as the appropriate discount and royalty rates applied to those cash flows to determine fair value. Changes in such estimates or the application of alternative assumptions could produce significantly different results.

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

Research and Development Costs

We charge all research and development costs to expense as incurred, except those of our software products for which costs incurred between the date of product technological feasibility and the date that the software is available for general release are capitalized. We use a working model of the software or a detailed program design to assess technological feasibility. We capitalized software development costs of $1.6 million and $1.0 million in fiscal 2013 and 2012, respectively. We did not capitalize any software development costs in fiscal 2011. Capitalized software development costs are amortized to cost of sales based on the higher of a) the percentage of revenue for units delivered to total anticipated revenue for the related product, or b) on a straight-line basis. Capitalized software development costs of $2.0 million and $1.0 million were included in other assets at June 30, 2013 and 2012, respectively.

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

Net deferred tax assets assume sufficient future earnings for their realization. Where management believes it is more-likely-than-not that the deferred tax assets will not be realized in the relevant jurisdiction, we have recorded a valuation allowance against such asset.

We record uncertain tax position liabilities for federal, state, local and foreign exposures relating to periods subject to audit. The calculation of these tax liabilities requires judgments about tax issues, potential outcomes and timing, and are a subjective significant estimate. We classify interest and penalties as a component of the provision for income taxes.

Net Income (Loss) Per Common Share

Our consolidated statements of operations present basic and diluted net income (loss) per common share. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the dilutive effects of common stock equivalents, if any. The treasury stock method was used to determine the dilutive effect of these potentially dilutive securities. Due to the net loss for the fiscal years ended June 30, 2013, 2012 and 2011, all shares of common stock equivalents were excluded from diluted net income (loss) per common share because they were anti-dilutive. As of June 30, 2013 there were 2.3 million potentially dilutive securities.

Share-Based Compensation

The fair value of share-based payments is recognized as an expense in the consolidated statements of operations over the related vesting periods. Share-based compensation expense is based on the fair value of the portion of share-based payment awards that is ultimately expected to vest and has therefore been reduced for estimated forfeitures at the time of the grant, with subsequent revisions for the differences between actual and the estimated forfeiture rates. In addition, stock awards with performance conditions are dependent upon pre-established annual financial performance targets. The amount of expense recognized is adjusted to reflect achievement of targets and changed expectations of achieving future targets (see Note 13 to the consolidated financial statements).

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

Gains and losses resulting from the translation of financial statements of foreign subsidiaries are accumulated in other comprehensive income (loss) and presented as part of stockholders’ equity. Realized and unrealized foreign currency exchange gains (losses) from the settlement of foreign currency transactions are reflected in other income (expense) and amounted to $(792,000), $(883,000) and $(634,000) for the fiscal years ended June 30, 2013, 2012 and 2011, respectively.

Comprehensive Income

Comprehensive income consists of net income (loss) and equity adjustments relating to: (i) foreign currency translation; (ii) changes in fair value of certain derivatives and non-current marketable securities; and (iii) adjustments to the minimum pension liability.

Recently Adopted Accounting Pronouncements

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

In September 2011, the FASB issued authoritative guidance on testing goodwill for impairment. The new guidance gives an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity’s qualitative assessment determines that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, the two-step goodwill impairment test is not required. This new guidance became effective for us beginning with the first quarter of fiscal 2013. The adoption of this new guidance did not have an impact on our consolidated financial statements.

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

Test Evolution Corporation

On October 1, 2007, we purchased 40% of the outstanding stock of Test Evolution Corporation, or TEC, for $4.0 million. We determined that we have control of this company and commencing October 1, 2007 have consolidated TEC’s assets and liabilities and results of operations, all of which were insignificant, into our financial statements. On August 5, 2010, we invested another $2.0 million in TEC and, as a result of this and other capital transactions, our ownership interest was approximately 51%. On December 31, 2012, TEC purchased a third-party’s ownership for $450,000 and as a result of this, our ownership interest changed to approximately 63%. The amounts attributable to the non-controlling interest in TEC’s equity and results of operations are not material to our consolidated financial statements and have been included in other long-term liabilities and other income (expense), respectively. TEC is included in our ATS segment.

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

4.	Intangible Assets

Intangible Assets with Definite Lives

Intangible assets with definite lives are amortized on a straight-line basis over periods ranging up to 11 years.

The components of amortizable intangible assets were as follows:

	June 30, 2013			June 30, 2012

	Gross			Gross
	Carrying	Accumulated	Total Net	Carrying	Accumulated	Total Net
	Amount	Amortization	Book Value	Amount	Amortization	Book Value
	(In thousands)

Developed technology	$201,447	$192,574	$8,873	$199,489	$164,065	$35,424
Customer related intangibles	226,406	171,514	54,892	226,865	146,259	80,606
Non-compete arrangements	10,344	9,401	943	10,292	8,007	2,285
Trade names	3,332	2,488	844	3,298	2,137	1,161
Total	$441,529	$375,977	$65,552	$439,944	$320,468	$119,476

The estimated aggregate amortization expense for each of the next five fiscal years ending June 30, is as follows:

	2014	2015	2016	2017	2018
	(In thousands)

Estimated amortization expense	$30,184	$19,617	$10,021	$2,882	$1,836

Goodwill

To better align it with the end markets and the manner in which it is now managed, in fiscal 2013 we reclassified, for all periods presented, our frequency synthesizer reporting unit from our ATS segment to our AMS segment. Accordingly, $21.3 million of goodwill was transferred from our ATS segment to our AMS segment.

The carrying amount of goodwill, by segment, was as follows:

	Microelectronic	Test
	Solutions	Solutions	Total
	(In thousands)

Balance at June 30, 2011	$304,481	$160,962	$465,443
Impairment of goodwill	(54,900)	-	(54,900)
Translation and other adjustments	(1,491)	(691)	(2,182)
Balance at June 30, 2012	248,090	160,271	408,361
Impairment of goodwill	-	(93,400)	(93,400)
Translation and other adjustments	1,669	(987)	682
Balance at June 30, 2013	$249,759	$65,884	$315,643

Cumulative impairments of goodwill since the going private transaction through June 30, 2013 totaled $183.5 million.

Intangible Assets with Indefinite Lives

As of June 30, 2013 and 2012, tradenames with indefinite lives were $110.8 million and $113.5 million, respectively.

Fiscal 2013 Impairment

As a result of our annual impairment test of goodwill, the AVComm reporting group, due to reduced forecast of earnings, recognized a $93.4 million, non-cash goodwill impairment charge.

We also evaluated the fair value of the Radio Frequency MicroWave, or the RFMW group, tradenames. The carrying value of the tradenames was higher than the fair value determined. Therefore, we recorded an additional non-cash impairment of $716,000.

In December 2012, we entered into a contract for the sale of our AMS RFMW Whippany, N.J. building. The net proceeds received in January 2013 were less than the carrying value of the building. Therefore, in December 2012 we recorded $1.3 million impairment to the asset held for sale resulting in a total impairment charge of $95.5 million recorded in fiscal 2013.

Fiscal 2012 Impairment

Based on a reduced forecast of earnings for one of our reporting units, the RFMW group, we tested this reporting unit for impairment in the third quarter of fiscal 2012. We finalized this assessment in the fourth quarter of fiscal 2012 upon the completion of our annual impairment test of goodwill and recognized non-cash impairment charges related to goodwill ($54.9 million), tradenames ($700,000), customer relationships ($512,000) and property, plant and equipment ($588,000) (see Note 8).

5.	Restructuring Charges

For the fiscal year ended June 30, 2013, restructuring charges consisted of severance costs and facility closure costs, primarily related to the continued integration of our European operations by consolidating our operation in France to the U.K. In addition, the restructuring activities included the consolidation within ATS’ AVComm group of our Cupertino, California facility into our Wichita, Kansas facility and the establishment of a regional engineering facility in Sunnyvale, California that will service all of our ATS operations. As part of the AVComm group restructuring, we discontinued certain product lines, which resulted in a charge of $1.9 million that is included in cost of sales in the accompanying statement of operations.

For the fiscal year ended June 30, 2012, restructuring charges consisted of severance costs, facility closure costs and other non-cash charges, primarily related to the continued integration of Willtek into our European operations and the continued consolidation of one of our domestic components facilities located in Whippany, New Jersey into two of our other RFMW facilities.

For the fiscal year ended June 30, 2011, restructuring charges consisted of: (i) severance costs and facility closure costs, primarily related to the integration of Willtek into our European operations and the continued consolidation of one of our domestic components facilities located in Whippany, New Jersey into two of our other facilities; and (ii) a non-cash building impairment charge based on the fair value of the Whippany, New Jersey facility that we subsequently sold in January 2013.

The following table sets forth the charges and payments related to the restructuring liability, which is reflected in accrued expenses and other current liabilities in the accompanying consolidated balance sheets for the periods indicated:

	Balance					Balance
	June 30,					June 30,
	2012	Year Ended June 30, 2013				2013
				Non-Cash	Effect of
	Restructuring		Cash	Restructuring	Foreign	Restructuring
	Liability	Net Additions	Payments	Charges	Currency	Liability
		(In thousands)

Severance costs	$2,085	$4,290	$(5,528)	$-	$57	$904

Facilities closure costs	502	1,248	(1,663)	-	1	88

Total	$2,587	$5,538	$(7,191)	$-	$58	$992

	Balance					Balance
	June 30,					June 30,
	2011	Year Ended June 30, 2012				2012
				Non-Cash	Effect of
	Restructuring		Cash	Restructuring	Foreign	Restructuring
	Liability	Net Additions	Payments	Charges	Currency	Liability
		(In thousands)

Severance costs	$2,666	$4,107	$(4,490)	$-	$(198)	$2,085

Facilities closure costs	497	1,657	(1,632)	-	(20)	502

Asset write-off	-	1,015	-	(1,015)	-	-

Total	$3,163	$6,779	$(6,122)	$(1,015)	$(218)	$2,587

6.	Accounts Receivable Reserve

In the third quarter of 2013, we recorded a special reserve of $2.5 million for all accounts receivable due from a customer whose bank accounts were seized by the U.S. Attorney. This charge is included in selling, general and administrative expenses in the accompanying statement of operations.

7.	Inventories

Inventories consisted of the following:

	June 30,	June 30,
	2013	2012
	(In thousands)

Raw materials	$76,762	$82,202
Work in process	52,221	45,067
Finished goods	27,533	30,821
	$156,516	$158,090

8.	Property, Plant and Equipment

Property, plant and equipment consisted of the following:

			Estimated
	June 30,	June 30,	Useful Life
	2013	2012	In Years
	(In thousands)

Land	$14,561	$14,651
Buildings and leasehold improvements	41,262	40,598	1 to 40
Machinery and equipment	125,372	108,132	1 to 12
Furniture and fixtures	42,830	40,561	3 to 10
	224,025	203,942
Less accumulated depreciation and amortization	122,479	102,310
	$101,546	$101,632

Depreciation expense on property, plant and equipment was $21.3 million, $20.8 million and $19.4 million for the fiscal years ended June 30, 2013, 2012 and 2011, respectively.

In fiscal 2012, based on the then current and projected results of operations in one of our components of the RFMW reporting unit, we tested this component’s property, plant and equipment for impairment and determined that the projected undiscounted cash flows were less than its carrying value. As a result, we recognized $588,000 as a non-cash other long-lived asset impairment charge in fiscal 2012.

9.	Product Warranty

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

Activity related to our product warranty liability, which is reflected in accrued expenses and other current liabilities in the accompanying consolidated balance sheets, was as follows:

(In thousands)

Balance at June 30, 2011	$2,499
Provision for warranty obligations	3,369
Cost of warranty obligations	(3,285)
Foreign currency impact	(19)
Balance at June 30, 2012	2,564
Provision for warranty obligations	3,021
Cost of warranty obligations	(2,725)
Foreign currency impact	(15)
Balance at June 30, 2013	$2,845

10.	Derivative Financial Instruments

We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments.

Interest Rate Swap Cash-Flow Hedges

When deemed appropriate to do so, we enter into interest rate swap contracts with counterparties that are rated investment grade to manage the effects of interest rate movements on portions of our debt. Such contracts effectively fix the borrowing rates on floating rate debt to limit the exposure against the risk of rising rates. We do not enter into interest rate swap contracts for speculative purposes. There were no interest rate swap contracts that were outstanding as of June 30, 2011, and we have not entered into any new interest rate swap contracts since that date.

The fair values of our derivative financial instruments included in the consolidated balance sheets as of June 30, 2013 and 2012 were as follows:

Asset (Liability) Derivatives
	June 30, 2013		June 30, 2012
	Balance Sheet		Balance Sheet
(In thousands)	Location	Fair Value (1)	Location	Fair Value (1)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$(359)	Prepaid expenses and other current assets	$23

(1)	The fair values of derivative assets and liabilities are determined based on observable market data and are considered level 2 in the fair value hierarchy. See Note 11 for further information.

Foreign Currency Contract Derivatives

We routinely enter into foreign currency forward contracts to protect us from fluctuations in exchange rates. Our foreign currency contracts are not designated as hedges and therefore the change in fair value is included in other income (expense) as it occurs. As of June 30, 2013, we had $43.2 million of notional value foreign currency forward contracts maturing through July 31, 2013. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts.

The gains and losses related to our derivative financial instruments designated as hedging instruments for the fiscal years ended June 30, 2013, 2012 and 2011 were as follows:

Location of Gain or (Loss)
	Amount of Gain or (Loss) Recognized			Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified
Derivatives in Cash Flow	on Derivatives in Other Comprehensive			Other Comprehensive Income	from Accumulated Other Comprehensive
Hedging Relationships	Income (Effective Portion)			into Income (Effective Portion)	income into Income (Effective Portion)

	Year Ended June 30,				Year Ended June 30,
	2013	2012	2011		2013	2012	2011
	(In thousands)				(In thousands)
Interest rate swap contracts	$-	$-	$(612)	Interest expense	$-	$-	$(7,225)

The amounts of the gains and losses related to our derivative financial instruments not designated as hedging instruments for the fiscal years ended June 30, 2013, 2012 and 2011 were as follows:

Derivatives Not	Location of Gain or (Loss)	Amount of Gain or (Loss)
Designated as	Recognized in Earnings on	Recognized in Earnings on
Hedging Instruments	Derivative	Derivative

		Year Ended June 30,
		2013	2012	2011
		(In thousands)
Foreign currency forward contracts	Other income (expense)	$(382)	$53	$263

11.	Fair Value Measurements

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

Level 1:	Inputs based on quoted market prices for identical assets or liabilities in active markets at the measurement date.

Level 2:	Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3:	Inputs reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the asset’s or liability’s valuation.

Foreign Currency Forward Contracts  — The fair values of our foreign currency forward contracts were determined using a pricing model with all significant inputs based on observable market data such as measurement date spot and forward rates (Level 2). The fair value of our foreign currency forward contracts as of June 30, 2013 was a liability of $359,000 and was included in accrued expenses and other current liabilities. The fair value of our foreign currency forward contracts as of June 30, 2012 was an asset of $23,000 and was included in prepaid expenses and other current assets.

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

12.	Long Term Debt and Credit Agreements

On August 15, 2007, in connection with the Going Private Transaction, we incurred $870.0 million of debt to finance the acquisition of Aeroflex, which was comprised of the following:

•	a $575.0 million senior secured credit facility, which consisted of $525.0 million of term loans and a $50.0 million revolving credit facility;

•	a $225.0 million exchangeable senior unsecured credit facility, which was subsequently refinanced with unregistered unsecured senior notes and subsequently exchanged for publicly registered unsecured senior notes; and

•	a $120.0 million exchangeable senior subordinated unsecured credit facility, which was subsequently repaid with the proceeds from senior subordinated unsecured term loans.

On November 4, 2010, we amended our then existing senior secured credit facility, which allowed us to, among other things:

•	increase the amount of cash we could spend for acquisitions of businesses;

•	pay certain fees to affiliates of our Sponsors upon the completion of our IPO. These fees were paid on November 24, 2010, and consisted of a $2.5 million transaction fee for services directly attributable to the IPO (“Transaction Fee”), which was recorded as a reduction of additional paid-in capital, and a $16.9 million termination fee, to terminate the Sponsor Advisory Agreement with them (“Termination Fee”). The Termination Fee, when combined with the related write-off of prepaid advisory fees, amounted to an $18.1 million expense which was reported in the statement of operations as Termination of Sponsor Advisory Agreement; and

•	change the basis for calculating our interest rate margin above LIBOR.

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

On May 29, 2013, we further amended our senior secured credit facility. The amendment increased the outstanding amount under the term loan by $5.6 million to $612.0 million, eliminated the total leverage ratio covenant from the term loan portion of the facility, reduced the effective interest rate payable with respect to outstanding loans under the facility by 125 basis points (comprised of a reduction of 25 basis points from the LIBOR floor and 100 basis points from the spread above LIBOR), and extended the maturity date by eighteen months to November 9, 2019. The amendment also reduced the availability under our undrawn revolving credit facility from $75.0 million to $57.1 million and made certain adjustments to the leverage covenant. Compliance with the leverage covenant is only required if the revolving credit facility is used.

Total long term debt outstanding as of June 30, 2013 and 2012 consisted of the following:

		June 30,
		2013	2012
		(In thousands)

Senior secured revolving credit facility	(a)	$-	$-
Senior secured term loan facility	(b)	587,000	641,375
Total debt		587,000	641,375
Less current maturities		-	-
Total long term debt		$587,000	$641,375

The following is a summary of required principal repayments of our debt for the next five fiscal years and thereafter as of June 30, 2013:

	2014	2015	2016	2017	2018	Thereafter	Total
	(In thousands)

Debt repayment	$-	$-	$-	$-	$5,600	$581,400	$587,000

(a)	The senior secured credit facility, as amended on May 29, 2013, provides for additional borrowings under a revolving credit facility of up to $57.1 million through November 9, 2017 at a rate based on the LIBOR rate (3 month period) plus 350 basis points (3.77% at June 30, 2013). The senior secured credit facility allows us to utilize up to $25.0 million of the revolving credit facility for letters of credit and up to $5.0 million for a swing loan. At June 30, 2013, there are no outstanding amounts or letters of credit issued against the facility. Any borrowings would be secured by substantially all of the Company's assets. We are obligated to pay a 0.5% fee on any undrawn revolver commitments.

(b)	The $725.0 million senior secured term loan facility, dated May 9, 2011, provided for $1.8 million quarterly principal repayments commencing September 30, 2011, and the remaining balance was due at maturity on May 9, 2018. During fiscal 2012 we repaid $83.6 million of our senior secured term loan facility, including voluntary prepayments of $80.0 million. The senior secured term loan facility was amended May 29, 2013 and provided for $1.5 million quarterly principal repayments commencing September 30, 2013, with the remaining balance due at maturity on November 9, 2019. The senior secured term loan facility is subject to mandatory prepayments based on certain events, including a percentage of our annual excess cash flows, which ranges from 0% to 50%, depending on the level of our senior secured leverage ratio. The outstanding borrowings under the senior secured term loan facility bear interest, payable quarterly, at a rate per annum equal to either: (i) the base rate (as defined in the senior secured credit facility), plus an applicable margin of 250 basis points (5.75% at June 30, 2013); or (ii) the adjusted LIBOR rate, which has a floor of 100 basis points (as defined in the senior secured credit facility), plus an applicable margin of 350 basis points (4.50% at June 30, 2013). The borrowings are secured by substantially all of our assets, excluding those of our foreign subsidiaries, but including 65% of the stock of the foreign subsidiaries. During fiscal 2013, we made voluntary prepayments of $60 million of our existing senior secured term loan facility with cash on hand from operations. $35 million of these prepayments were made prior to the May 29, 2013 amendment. The remaining $25 million of these prepayments were made after the May 29, 2013 amendment. These voluntary prepayments were applied to the scheduled quarterly repayments beginning with the September 30, 2013 payment. Therefore, we do not have any further required quarterly repayments until September 30, 2017, with the remaining balance due at maturity.

The senior secured credit facility agreement provides that if the Company sells assets (with certain exceptions) or issues new debt or equity securities to unrelated parties, the proceeds must be used to prepay term or revolving credit loans.

Financial covenants in the senior secured credit facility as amended May 29, 2013 include a maximum leverage ratio of total debt (less up to $15.0 million of unrestricted cash) to Adjusted EBITDA, as defined in the agreement, of 5.75 on June 30, 2013, which reduces to 5.50 on September 30, 2013 and 5.25 on June 30, 2014 and ultimately to 3.50 on September 30, 2016 and thereafter. Our actual leverage ratio was 4.41 as of June 30, 2013. This covenant is only applicable if there are borrowings under the senior secured revolving credit facility at a given quarter end. Additional covenants include restrictions on indebtedness, liens, investments, dividends, disposition of assets, acquisitions and transactions with shareholders and affiliates.

As of June 30, 2013, we were in compliance with all of the financial covenants contained in the senior secured credit facility.

In connection with the respective credit facilities discussed above, we capitalized deferred financing costs of $2.2 million, $3.7 million and $18.9 million for the years ended June 30, 2013, 2012 and 2011, respectively, primarily consisting of facility and legal fees. For the years ended June 30, 2013, 2012 and 2011, we amortized $2.2 million, $2.0 million and $4.8 million, respectively, to interest expense. During the years ended June 30, 2013, 2012 and 2011, we wrote-off $2.6 million, $1.2 million and $19.8 million, respectively, of deferred financing costs, in connection with the extinguishment of debt, which includes voluntary prepayments.

Interest paid was $38.1 million, $31.1 million and $67.6 million for the years ended June 30, 2013, 2012 and 2011, respectively. Accrued interest of $2.5 million and $5.1 million was included in accrued expenses and other current liabilities at June 30, 2013 and 2012, respectively.

The fair value of our debt instruments is summarized as follows:

	As of June 30, 2013
	(In thousands)
	Carrying Amount	Estimated Fair Value

Senior secured term loan facility	$587,000	$585,533

	As of June 30, 2012
	(In thousands)
	Carrying Amount	Estimated Fair Value

Senior secured term loan facility	$641,375	$622,134

The estimated fair values of each of our debt instruments are based on quoted prices and are considered Level 1 measurements. Fair value estimates related to our debt instruments are made at a specific point in time based on relevant market information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

13.	Share-Based Payment Arrangements

In November 2011, our stockholders approved the 2011 Omnibus Incentive Plan, or the 2011 Plan. The 2011 Plan authorizes us to provide equity-based compensation in the form of options, stock appreciation rights, restricted stock and restricted stock units, or RSUs, performance restricted stock units, or PRSUs, other share based awards and performance awards. Awards may be granted to employees, directors and consultants of the Company. The number of shares of our common stock authorized for award under the 2011 Plan was 4.5 million shares. The compensation committee of our board of directors administers the 2011 Plan including selecting participants, the type and terms of awards to be granted and number of shares subject to the awards. As of June 30, 2013, 2.1 million shares of our common stock remain available for grants pursuant to the 2011 Plan.

Restricted Stock Units

In fiscal 2013, the compensation committee awarded RSUs covering a total of 1.0 million shares. RSUs generally vest in equal tranches over a service period of up to three years. We have elected to recognize compensation cost on a straight-line basis over the requisite service period for the entire award. The estimated fair value of RSUs granted under the 2011 Plan was determined based on the fair value of our common stock on the date of grant. RSUs awarded to employees in certain foreign countries, covering 54,000 shares, are to be settled in cash at their vesting date, and were therefore recorded as liability-classified awards. Liability-classified awards are remeasured to fair value at each reporting date until settlement.

As of June 30, 2013, the total unrecognized compensation cost related to RSUs was $6.8 million and the related weighted average period over which it is expected to be recognized was approximately 2.2 years.

Additional information with respect to our RSUs was as follows:

			Weighted
			Average
			Grant Date
		Aggregate	Fair Value
	Shares	Intrinsic Value	Per Share
In thousands, except per share data

Nonvested at June 30, 2012	371
Granted	973
Vested (includes 34 units withheld for income taxes)	(114)
Forfeited	(66)

Nonvested at June 30, 2013	1,164	$9,186	$7.12

Expected to vest at June 30, 2013	1,090	$8,601	$7.11

Performance Restricted Stock Units

In fiscal 2013, the compensation committee awarded PRSUs covering a total of 733,000 shares. PRSUs include both a service condition and a performance condition. The number of PRSUs that will vest is dependent on the Company achieving pre-established annual financial performance targets. The PRSUs generally have a service period of up to three years. Vesting of 0% to 150% of the indicated shares may occur depending on the extent to which performance targets are achieved. We have elected to recognize compensation cost on a straight-line basis over the requisite service period for the entire award. The estimated fair value of PRSUs granted under the 2011 Plan was determined based on the fair value of our common stock on the date of grant.

As of June 30, 2013, the total unrecognized compensation cost related to PRSUs, which includes additional compensation relating to a modification of the performance target for fiscal 2013, was $2.0 million and the related weighted average period over which it is expected to be recognized was approximately 2.2 years.

Additional information with respect to our PRSUs was as follows:

			Weighted
			Average
			Grant Date
		Aggregate	Fair Value
	Shares	Intrinsic Value	Per Share
In thousands, except per share data

Nonvested at June 30, 2012	-
Granted	733
Changes in units based on anticipated performance	(418)
Forfeited	(4)

Nonvested at June 30, 2013	311	$2,456	$8.19

Expected to vest at June 30, 2013	302	$2,386	$8.19

Membership Interest in Parent LLC

On August 15, 2007, certain members of our management were granted Class B membership interests and during the years ended June 30, 2011 and 2010 certain employees were granted Class B-1 membership interests, in a limited liability company (parent LLC) that owns 76.5% of our common stock as of June 30, 2013. The parent LLC is a holding company with no operations or employees of its own. The parent LLC has three classes of membership interests, Class A, Class B and Class B-1. Our non-management equity investors, or their affiliates, and certain of our employees that made equity investments in parent LLC are Class A members. Class B and Class B-1 members consist of certain of our employees. Pursuant to the terms of the limited liability company operating agreement, or the LLC Agreement, governing parent LLC, all class members will share in any distributions on a pro-rata basis based on their percentage of membership interests, to the extent funds are available, after the Class A members first receive a priority distribution, then the Class B members receive a priority distribution and finally the Class B-1 members receive a priority distribution (each distribution as separately defined in the LLC Agreement). The Class B and Class B-1 membership interests are non-transferable and vest ratably over five years, with any unvested interests reverting to the holders of Class A interests in the event they are forfeited or repurchased. The Class B and Class B-1 membership interests are equity classified awards and, therefore, the fair value of the Class B and Class B-1 membership interests at the grant date was recorded as compensation expense on a straight-line basis over the respective vesting period. In addition, since the Class A employee members that made equity investments in parent LLC paid less than fair value for their Class A member interests, as only they are entitled to a $3.2 million special distribution and there is no vesting associated with the special distribution, we recorded the present value of the discount from fair value of $1.4 million as compensation expense on August 15, 2007. The accretion on this present value was $295,000, $392,000 and $338,000 for the years ended June 30, 2013, 2012 and 2011, respectively, and was recorded as interest expense.

Compensation expense attributable to share-based compensation (for RSUs, PRSUs and membership interests) was $3.6 million ($2.3 million after tax) for the year ended June 30, 2013, $3.5 million ($2.2 million after tax) for the year ended June 30, 2012 and $2.3 million ($1.4 million after tax) for the year ended June 30, 2011.

14.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) was as follows:

	Year Ended June 30
	2013	2012	2011
	(In thousands)

Net derivative instruments, beginning of year	$-	$-	$(4,046)
Annual change in derivative instruments, net of tax	-	-	4,046
Net derivative instruments, end of year	-	-	-

Net investment gains (losses), beginning of year	-	-	(1,276)
Annual change in investment gains (losses), net of tax	-	-	1,276
Net investment gains (losses), end of year	-	-	-

Net minimum pension liability, beginning of year	(1,448)	(544)	(773)
Annual change in minimum pension liability, net of tax	45	(904)	229
Net minimum pension liability, end of year	(1,403)	(1,448)	(544)

Net cumulative translation adjustment, beginning of year	(38,028)	(31,992)	(47,480)
Annual change in cumulative translation adjustment , net of tax	(3,975)	(6,036)	15,488
Net cumulative translation adjustment, end of year	(42,003)	(38,028)	(31,992)

Accumulated other comprehensive income (loss)	$(43,406)	$(39,476)	$(32,536)

15.	Income Taxes

The amount of income (loss) before income taxes attributable to domestic and foreign operations were as follows:

	Year Ended June 30,
	2013	2012	2011
	(In thousands)
Domestic	$(129,295)	$(36,411)	$(109,608)
Foreign	14,023	(22,119)	36,122
	$(115,272)	$(58,530)	$(73,486)

The provision (benefit) for income taxes consisted of the following:

	Year Ended June 30,
	2013	2012	2011
	(In thousands)

Current:
Federal	$15,602	$1,623	$2,399
State and local	50	1,243	359
Foreign	2,127	(4,035)	12,050
	17,779	(1,169)	14,808

Deferred:
Federal	(27,489)	976	(46,447)
State and local	(1,270)	(1,637)	(3,916)
Foreign	(44)	(3,063)	(3,263)
	(28,803)	(3,724)	(53,626)
	$(11,024)	$(4,893)	$(38,818)

The provision (benefit) for income taxes varied from the amount computed by applying the U.S. federal income tax rate to income (loss) before income taxes as a result of the following:

	Year Ended June 30,
	2013	2012	2011
	(In thousands)

Tax at federal statutory rate	$(40,345)	$(20,486)	$(25,720)
U.S. federal tax on earnings of foreign subsidiaries	2,462	3,493	(6,394)
Foreign tax rate differential	(1,543)	925	(2,113)
Impact of tax rate changes	(641)	(674)	-
Domestic manufacturing credit	(1,651)	(372)	-
Non-deductible ITAR expense	2,800	-	-
Foreign tax credits	(3,196)	-	9,640
Increase (decrease) in valuation allowance	4,413	1,947	(9,278)
State and local income taxes, net of federal	(1,279)	(1,129)	(3,797)
Impairment of non-deductible goodwill	30,563	17,624	-
Gain from a bargain purchase of a business	-	-	(66)
Non-deductible expenses, including change in
fair value of contingent consideration liability	-	(3,440)	2,438
Research and development credit and deduction	(3,034)	(2,880)	(3,824)
Other, net	427	99	296
	$(11,024)	$(4,893)	$(38,818)

The tax effects of temporary differences which give rise to significant portions of deferred tax assets and liabilities consisted of:

	As of June 30,
	2013	2012
	(In thousands)

Accounts receivable	$1,164	$291
Inventories	29,202	24,958
Accrued expenses and other current liabilities	10,295	8,067
Other long-term liabilities	7,605	8,348
Tax loss carryforwards	8,092	7,437
Capital loss carryforwards	2,446	2,207
Tax credit carryforwards	5,937	4,359
Gross deferred tax assets	64,741	55,667
Less: valuation allowance	(14,936)	(9,287)
Net deferred tax assets	49,805	46,380
Property plant and equipment	(17,961)	(18,469)
Non-distributed earnings of foreign subsidiaries	(6,417)	(8,031)
Intangible assets	(57,232)	(80,587)
Gross deferred tax liabilities	(81,610)	(107,087)
Net deferred tax assets (liabilities)	$(31,805)	$(60,707)

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

During fiscal 2012, we provided U.S. deferred taxes of $3.5 million on the accumulated earnings of three foreign subsidiaries for which the Company intends to repatriate the earnings in the foreseeable future. At June 30, 2012, the Company had approximately $8.0 million of U.S. deferred taxes provided for the expectation of the repatriation of these earnings.

During fiscal 2013 we repatriated earnings from two foreign subsidiaries for which we had previously provided deferred U.S. taxes. In addition, we provided an additional $2.5 million of U.S. deferred taxes on current year earnings. At June 30, 2013, the Company had approximately $6.4 million of U.S. deferred taxes provided for the expectation of the repatriation of these earnings.

As of June 30, 2013, we had state business credit carryforwards of $1.0 million. Of this amount, approximately $602,000 of credits have varying expiration dates between 2014 and 2027. The remaining credits have no expiration date.

As of June 30, 2013, we had foreign tax credit carryforwards of $5.2 million that relate to foreign source income upon which U.S. taxes have been previously provided and paid. The benefit available for foreign tax credits against our U.S. income tax on foreign earnings has not been recognized because it was not considered to be more likely than not that we would generate sufficient foreign source income to be able to claim the credit. Therefore, we have provided a valuation allowance against all foreign tax credits. If factors change such that we conclude that it is more likely than not that we will be able to utilize our foreign tax credits, then we would recognize this benefit through the elimination of the valuation allowance we have set up against the foreign tax credits.

As of June 30, 2013, we had operating loss carryforwards of $992,000 in France, $3.5 million in Germany, $3.8 million in Hong Kong, and $10.0 million in Singapore which have no expiration. We also had operating loss carryforwards in China of $574,000 which will expire in 2016 and 2017. We also had state net operating losses that create an available net benefit of $2.2 million. We have provided a valuation allowance of $2.3 million against the deferred tax assets for all net operating loss carryforwards in France, Spain, Singapore and China and an aggregate of $7.4 million for state net tax benefits, foreign tax credit carryforwards, and certain other deferred tax assets that are not deemed realizable.

The increase in the valuation allowance of $5.6 million during the year ended June 30, 2013 is primarily due to foreign tax credits generated from repatriated foreign earnings, net operating losses in Singapore, Hong Kong and in the U.S. with respect to a subsidiary that the Company owns more than 50%, but cannot consolidate for U.S. tax purposes. The increase in the valuation allowance of $1.9 million during the year ended June 30, 2012 is primarily attributable to non-trade losses generated in the United Kingdom and net operating losses generated in Singapore and Germany for which future utilization is uncertain.

We made income tax payments of $7.4 million, $9.2 million and $15.0 million and received refunds of $6.3 million, $194,000 and $3.1 million during the years ended June 30, 2013, 2012 and 2011, respectively.

The aggregate amount of unrecognized tax benefits included in liabilities was as follows:

	Year Ended June 30,
	2013	2012
	(In thousands)

Balance at beginning of year	$2,561	$2,344
Gross increase related to tax positions taken in current fiscal year	156	195
Gross increase related to tax positions taken prior to fiscal year	256	239
Gross decrease of tax benefits related to settlements with taking authorities	-	(167)
Reduction as a result of a lapse of the applicable statute of limitations	(127)	(50)
Balance at end of year	$2,846	$2,561

Interest and penalties related to income tax liabilities were included in income tax expense, consistent with our historical policy and amounted to $111,000, $31,000 and $272,000 for the years ended June 30, 2013, 2012 and 2011, respectively. At June 30, 2013 and 2012, accrued interest on uncertain tax positions was $374,000 and $256,000, respectively, net of the federal benefit.

We do not anticipate a significant increase or decrease to our unrecognized tax benefits over the next twelve months. As of June 30, 2013, if all uncertain tax positions were sustained at the amounts reported or expected to be reported in our tax returns, our income tax expense would decrease by $2.8 million.

The statute of limitations for our federal income tax return is open for all years subsequent to our 2010 fiscal year. The statute of limitations for our state returns is open for all years subsequent to our 2010 fiscal year. The statute of limitations for the U.K. income tax returns is open for all years subsequent to our 2011 fiscal year.

16.	Employment Contracts

We have employment agreements with our officers and certain other key employees for varying periods through 2016 with annual remuneration ranging up to $650,000, plus, in some cases, additional compensation based upon earnings of the Company. Future aggregate minimum payments under these contracts are $5.5 million. The contract with our Chief Executive Officer provides for a three-year consulting period at the expiration of the employment term at two-thirds of salary. In addition, if, after a Change in Control of the Company, as defined, the employment agreements of these officers are terminated by the Company without cause or by them for good reason, certain of them will receive lump sum payments equal to a multiple of their salary and target bonus, one will receive a lump sum payment equal to the full amount of his salary and target bonus for the remainder of the employment term, and our Chief Executive Officer and Executive Vice President will receive for the balance of their employment terms, their salary and an annual bonus equal to the average of the three highest annual bonuses received for fiscal years commencing after August 15, 2007.

17.	Employee Benefit Plans

401(k) and Profit Sharing Plans

All of our U.S. employees who are not members of a collective bargaining agreement are eligible to participate in a Company sponsored 401(k) plan. Each participant has the option to contribute a portion of his or her compensation and to receive a discretionary employer matching contribution. In fiscal 2010, there was no employer contribution. On July 1, 2010, the employer matching contribution was reinstated at a rate of 40% of the first 8% of compensation contributed by the employee. On November 1, 2011, the employer matching contribution was suspended. Furthermore, employees of one subsidiary are eligible to participate in a qualified profit sharing plan and receive an allocation of a discretionary share of the subsidiary’s profits. For the fiscal years ended June 30, 2013, 2012 and 2011, aggregate expenses related to these 401(k) and profit sharing plans were $1.3 million, $3.7 million and $5.6 million, respectively.

Defined Benefit Pension Plan

The Company has a Supplemental Executive Retirement Plan, or SERP. As of June 30, 2013, the SERP is unfunded, however, there are funds (primarily the cash surrender value of life insurance policies that specify the SERP as the beneficiary) being held in a rabbi trust for the one remaining individual in the SERP, an officer who retired in 2005. Those assets (which are included in other assets) totaled $11.9 million and $11.1 million at June 30, 2013 and 2012, respectively, and are not considered in the fair value of plan assets. An actuarially determined liability of $6.2 million for the one remaining SERP participant is recorded as of June 30, 2013, of which $628,000 is included in accrued expenses and other current liabilities and $5.6 million is included in other long-term liabilities. Payments to the retired officer of $628,000 were made in each of the fiscal years 2013, 2012 and 2011. Pursuant to the SERP, we are required to make payments of $628,000 in each fiscal year to this retired officer through December 31, 2015 or upon death, whichever is later.

In the fiscal years ended June 30, 2013, 2012 and 2011, we recorded $292,000, $1.0 million and $404,000, respectively, of pension expense, included in general and administrative expenses in the accompanying statement of operations. Payments of $628,000 in fiscal year 2013, partially offset by the expense recorded of $292,000, caused a net decrease in the SERP liability as of June 30, 2013.

Assumptions

The weighted-average assumptions used to determine benefit obligations and net periodic benefit cost under the SERP was a discount rate of 4.81%, 4.13% and 5.67% and for the years ended June 30, 2013, 2012, and 2011, respectively. The rate of compensation increase was not applicable as the one participant in the SERP whose liability is actuarially determined is an inactive retired employee. The expected long-term return on plan assets was also not applicable since the SERP was unfunded.

18.	Legal Matters

We have identified instances of noncompliance with the International Traffic in Arms Regulations, or ITAR, in certain of our past business activities as well as in the pre-acquisition business activities of certain acquired companies. These include the inadvertent misclassification and/or export of products without the required license and the disclosure of controlled technology to certain foreign national employees. These matters were formally disclosed to the U.S. Department of State from time to time from fiscal 2007 and virtually all have been resolved without penalty. However, to resolve all those outstanding violations of the Arms Export Control Act, or AECA, and the ITAR during the period from 1999 to 2009 that were disclosed by us voluntarily to the State Department concerning space related hardware items that were exported to China and, without the requisite State Department licenses, to end users in numerous other foreign countries, without admitting or denying the allegation of the violations, we have entered into a Consent Agreement effectively as of August 6, 2013, with the U.S. Department of State, Office of Defense Trade Controls Compliance. The Consent Agreement involves, among other things, a fine of $8.0 million payable without interest over a two year period, $4.0 million of which is suspended and eligible for credit based on pre and post Consent Agreement compliance expenditures and investments made by the Company and approved by the State Department. During fiscal 2013, we recorded a charge of $8.0 million representing the legal obligation to the State Department under the then proposed terms of the Consent Agreement. Going forward, the Consent Agreement will not impact at all our ability to transact business internationally.

In March 2005, we sold the net assets of our shock and vibration control device manufacturing business, which we refer to as VMC. Under the terms of the sale agreements, we retained certain liabilities relating to adverse environmental conditions that existed at the premises occupied by VMC as of the date of sale. We recorded a liability for the estimated remediation costs related to adverse environmental conditions that existed at the VMC premises when it was sold. The accrued environmental liability at June 30, 2013 was $1.4 million, of which $300,000 was expected to be paid within one year.

We are also involved in various other claims and legal actions that arise in the ordinary course of business. We do not believe that the ultimate resolution of any of these actions will have a material adverse effect on our business, results of operations, financial position, liquidity or capital resources.

19.	Other Commitments and Contingencies

Operating Leases

Several of our operating facilities and certain machinery and equipment are leased under agreements expiring through 2023. The leases for machinery and equipment generally contain purchase options at the end of their lease term at the then fair value of the related leased assets.

The following is a summary of future minimum payments under operating leases for the next five fiscal years and thereafter as of June 30, 2013:

	2014	2015	2016	2017	2018	Thereafter	Total
	(In thousands)

Future minimum payments	$7,255	$5,707	$4,898	$4,105	$2,421	$5,017	$29,403

Rental expense was $10.3 million, $10.6 million and $9.9 million for the fiscal years ended June 30, 2013, 2012 and 2011, respectively.

20.	Business Segments

We are a global provider of radio frequency, or RF, and microwave integrated circuits, components and systems used in the design, development and maintenance of technically demanding, high-performance wireless communication systems. Our solutions include highly specialized microelectronic components and test and measurement equipment used by companies in the space, avionics, defense, commercial wireless communications, medical and other markets. Approximately 28%, 33% and 30% of our sales for the fiscal years ended June 30, 2013, 2012 and 2011, respectively, were to agencies of the United States government or to prime defense contractors or subcontractors of the United States government. No customer constituted more than 10% of sales during any of the periods presented. Inter-segment sales were not material and have been eliminated from the tables below.

The majority of our operations are located in the United States. We also have operations in Europe and Asia, with our most significant non-U.S. operations in the U.K. Net sales from facilities located in the U.K. were $162.2 million, $143.8 million and $178.5 million for the fiscal years ended June 30, 2013, 2012 and 2011, respectively. Total assets of the U.K. operations were $177.3 million as of June 30, 2013 and $177.9 million as of June 30, 2012.

Net sales, based on the customers' locations, attributed to the United States and other regions were as follows:

	Year Ended June 30,
	2013	2012	2011
	(In thousands)

United States of America	$348,666	$409,270	$393,396
Europe and Middle East	145,021	137,978	151,964
Asia and Australia	129,684	106,748	159,554
Other regions	23,771	19,019	24,500
	$647,142	$673,015	$729,414

We organize our operations into two segments: Aeroflex Microelectronic Solutions, or AMS, and Aeroflex Test Solutions, or ATS. We engineer, manufacture and market a diverse range of products in each of our segments. The segment data which follows, reflects a reclassification of our frequency synthesizer product line from our ATS segment to our AMS segment for all periods presented to better align it with its end markets. Our synthesizer reporting unit had sales of $19.5 million, $15.1 million and $25.2 million in fiscal 2013, 2012 and 2011, respectively.

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

Selected financial data by segment is as follows:

	Year Ended June 30,
	2013	2012	2011
	(In thousands)
Net sales
- Microelectronic solutions ("AMS")	$360,834	$381,796	$395,099
- Test solutions ("ATS")	286,308	291,219	334,315
Net sales	$647,142	$673,015	$729,414

Segment adjusted operating income
- AMS	$89,551	$100,230	$111,482
- ATS	28,662	13,958	57,380
- Corporate expense	(14,404)	(13,059)	(12,322)
Adjusted operating income	103,809	101,129	156,540

Amortization of acquired intangibles
- AMS	(35,885)	(36,591)	(37,442)
- ATS	(20,599)	(26,105)	(26,230)
Restructuring charges
- AMS	(45)	(1,458)	(8,034)
- ATS	(5,424)	(5,321)	(6,749)
- Corporate	(69)	-	-
Inventory write-off related to discontinued product line - ATS	(1,854)	-	-
Impairment of goodwill and other long-lived assets
- AMS	(2,056)	(56,700)	-
- ATS	(93,400)	-	-
ITAR settlement expense - AMS	(8,000)	-	-
Termination of sponsor advisory agreement - Corporate	-	-	(18,133)
Change in fair value of acquisition contingent
consideration liability - Corporate	-	7,553	(1,834)
Share-based compensation
- AMS	(1,085)	(262)	-
- ATS	(568)	(167)	-
- Corporate	(1,942)	(3,098)	(2,254)
Special accounts receivable reserve - AMS	(2,529)	-	-
Merger related expense - Corporate	-	-	(1,222)
Business acquisition and divestiture related costs - Corporate	(697)	(14)	(282)
Current period impact of acquisition related adjustments
- AMS	51	(151)	(768)
- ATS	87	89	(657)
- Corporate	(220)	(220)	(220)
Operating income (loss) (GAAP)	(70,426)	(21,316)	52,715

Interest expense	(41,446)	(34,237)	(66,204)
Loss on extinguishment of debt and write-off of deferred
financing costs	(2,580)	(1,232)	(59,395)
Gain from a bargain purchase of a business	-	-	173
Other income (expense), net	(820)	(1,745)	(775)
Income (loss) before income taxes	$(115,272)	$(58,530)	$(73,486)

Management evaluates the operating results of our two segments based upon Adjusted EBITDA (as defined in our credit agreement) as well as adjusted operating income, which is pre-tax operating income before certain non-cash, non-recurring and other items. We have set out above our adjusted operating income by segment and in the aggregate, and have provided a reconciliation of adjusted operating income to operating income (loss) on a GAAP basis and income (loss) before income taxes for the periods presented. Among the adjustment items in the fiscal year ended June 30, 2013 are: (i) an impairment of goodwill and other long-lived assets of $95.5 million, primarily due to the $93.4 million goodwill impairment recorded on our AVComm reporting group (see Note 4); (ii) a regulatory settlement of $8.0 million recorded in connection with outstanding ITAR violations (see Note 18); and (iii) a reserve of $2.5 million against accounts receivable due from a customer whose bank accounts were recently seized by the U.S. Attorney (see Note 6).

	As of June 30,
	2013	2012
	(In thousands)

Total assets
- AMS	$604,490	$639,481
- ATS	366,817	484,846
- Corporate	57,647	65,481
Total assets	$1,028,954	$1,189,808

	Year Ended June 30,
	2013	2012	2011
	(In thousands)

Capital expenditures
- AMS	$12,541	$13,118	$13,756
- ATS	7,756	8,444	11,666
- Corporate	531	211	535
Total capital expenditures	$20,828	$21,773	$25,957

Depreciation and amortization expense:
- AMS	$47,078	$47,097	$47,071
- ATS	31,974	36,293	35,617
- Corporate	628	908	771
Total depreciation and amortization expense	$79,680	$84,298	$83,459

21.	Quarterly Financial Data (Unaudited):

(In thousands, except per share data)

	Quarter				Year Ended
FY 2013	First	Second	Third	Fourth	June 30,
Net sales	$141,153	$156,230	$160,954	$188,805	$647,142
Gross profit	68,899	78,998	80,560	100,664	329,121
Net income (loss)	(14,139)	745	(9,389)	(81,465)	(104,248)
Net income (loss) per common share:
Basic	$(0.17)	$0.01	$(0.11)	$(0.96)	$(1.23)
Diluted	$(0.17)	$0.01	$(0.11)	$(0.96)	$(1.23)

	Quarter				Year Ended
FY 2012	First	Second	Third	Fourth	June 30,
Net sales	$154,884	$171,138	$162,262	$184,731	$673,015
Gross profit	78,519	85,691	79,173	95,503	338,886
Net income (loss)	(5,042)	(535)	(65,261)	17,201	(53,637)
Net income (loss) per common share:
Basic	$(0.06)	$(0.01)	$(0.77)	$0.20	$(0.63)
Diluted	$(0.06)	$(0.01)	$(0.77)	$0.20	$(0.63)

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting

Our disclosure controls and procedures under the Securities Exchange Act of 1934, as amended, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Principal Executive Officer and the Principal Financial Officer, with the assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2013 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2013. In making this evaluation, we used the framework included in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of June 30, 2013.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K on page 69.

ITEM 9B. OTHER INFORMATION

None.

PART III

The information required by items 10, 11, 12, 13 and 14 of Part III is incorporated by reference to our definitive proxy statement in connection with our Annual Meeting of Stockholders scheduled to be held on November 15, 2013. The proxy statement is to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year ended June 30, 2013.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. Financial Statements.

Reports of Independent Registered Public Accounting Firm	69

Consolidated financial statements:

Balance sheets – June 30, 2013 and 2012	71

Statements of operations –
Fiscal years ended June 30, 2013, 2012 and 2011	72

Statements of comprehensive income (loss) –
Fiscal years ended June 30, 2013, 2012 and 2011	73

Statements of stockholders’ equity –
Fiscal years ended June 30, 2013, 2012 and 2011	74

Statements of cash flows –
Fiscal years ended June 30, 2013, 2012 and 2011	75

Notes to the consolidated financial statements	76 - 104

2. Financial Statement Schedule.

Schedule II – Valuation and Qualifying Account	107

3. Exhibits.

See Index of Exhibits included on page 108.

AEROFLEX HOLDING CORP.

AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Column A	Column B	Column C				Column D		Column E
		Additions

				Charged
	Balance at	Charged to		to other				Balance at
	beginning of	costs and		accounts -		Deductions -		end of
Description	period	expenses		describe		describe		period

YEAR ENDED JUNE 30, 2013:

Allowance for doubtful accounts	$981	$2,852	(A)	$-		$411	(C)	$3,422

YEAR ENDED JUNE 30, 2012:

Allowance for doubtful accounts	$1,210	$772		$-		$1,001	(C)	$981

YEAR ENDED JUNE 30, 2011:

Allowance for doubtful accounts	$1,821	$118		$140	(B)	$869	(C)	$1,210

Note:	(A)	$2.5 million of the fiscal 2013 charge to expense represented a special reserve for all accounts receivable due from a customer whose bank accounts were seized by the U.S. Attorney.

(B)	Acquired in purchase of businesses.

(C)	Net write-offs of uncollectible amounts and impact of foreign currency translation.

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Aeroflex Holding Corp. (incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the Registrant’s Form S-1 (Reg. No. 333-165920) filed with the SEC on November 10, 2010).
3.2	Amended and Restated Bylaws of Aeroflex Holding Corp. (incorporated by reference to Exhibit 3.2 to Amendment No. 6 to the Registrant’s Form S-1 (Reg. No. 333-165920) filed with the SEC on November 10, 2010).
4.1	Registration Rights Agreement, dated as of August 15, 2007, by and among Aeroflex Holding Corp., VGG Holding LLC and the other parties thereto (incorporated by reference to Exhibit 4.6 to Amendment No. 2 to the Registrant’s Form S-1 (Reg. No. 333-165920) filed with the SEC on June 10, 2010).
4.2	Specimen of Common Stock certificate (incorporated by reference to Exhibit 4.7 to Amendment No. 5 to the Registrant’s Form S-1 (Reg. No. 333-165920) filed with the SEC on November 5, 2010).
10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.25 to Amendment No. 6 to the Registrant’s Form S-1 (Reg. No. 333-165920) filed with the SEC on November 10, 2010).
10.2	Amended and Restated Limited Liability Company Operating Agreement of VGG Holding LLC (incorporated by reference to Exhibit 10.26 to Amendment No. 5 to the Registrant’s Form S-1 (Reg. No. 333-165920) filed with the SEC on November 5, 2010).
10.3	Amendment No. 1, dated September 13, 2007, to Amended and Restated Limited Liability Company Operating Agreement of VGG Holding LLC (incorporated by reference to Exhibit 10.27 to Amendment No. 5 to the Registrant’s Form S-1 (Reg. No. 333-165920) filed with the SEC on November 5, 2010).
10.4	Amendment No. 2, dated September 21, 2007, to Amended and Restated Limited Liability Company Operating Agreement of VGG Holding LLC (incorporated by reference to Exhibit 10.28 to Amendment No. 5 to the Registrant’s Form S-1 (Reg. No. 333-165920) filed with the SEC on November 5, 2010).
10.5	Amendment No. 3, dated October 26, 2007, to Amended and Restated Limited Liability Company Operating Agreement of VGG Holding LLC (incorporated by reference to Exhibit 10.29 to Amendment No. 5 to the Registrant’s Form S-1 (Reg. No. 333-165920) filed with the SEC on November 5, 2010).
10.6	Amendment No. 4, dated November 30, 2007, to Amended and Restated Limited Liability Company Operating Agreement of VGG Holding LLC (incorporated by reference to Exhibit 10.30 to Amendment No. 5 to the Registrant’s Form S-1 (Reg. No. 333-165920) filed with the SEC on November 5, 2010).
10.7	Amendment No. 5, dated March 4, 2009, to Amended and Restated Limited Liability Company Operating Agreement of VGG Holding LLC (incorporated by reference to Exhibit 10.31 to Amendment No. 5 to the Registrant’s Form S-1 (Reg. No. 333-165920) filed with the SEC on November 5, 2010).
10.8	Amendment No. 6, dated September 17, 2009, to Amended and Restated Limited Liability Company Operating Agreement of VGG Holding LLC (incorporated by reference to Exhibit 10.32 to Amendment No. 5 to the Registrant’s Form S-1 (Reg. No. 333-165920) filed with the SEC on November 5, 2010).
10.9	Amendment No. 7, dated as of November 24, 2010, to Amended and Restated Limited Liability Company Operating Agreement of VGG Holding LLC. (incorporated by reference to Exhibit 10.33 to Amendment No. 6 to the Registrant’s Form S-1 (Reg. No. 333-165920) filed with the SEC on November 10, 2010).
10.10	Form of Director Designation Agreement between Aeroflex Holding and VGG Holding LLC (incorporated by reference to Exhibit 10.41 to Amendment No. 6 to the Registrant’s Form S-1 (Reg. No. 333-165920) filed with the SEC on November 10, 2010).
10.11	Credit and Guaranty Agreement, dated as of May 9, 2011, among Aeroflex Incorporated, Aeroflex Holding Corp., the Guarantor Subsidiaries, the lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.12	Pledge and Security Agreement, dated as of May 9, 2011, by the Grantors Party thereto in favor of JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).
10.13	Amendment No. 1, dated as of May 24, 2012, to Credit and Guaranty Agreement among Aeroflex Incorporated, Aeroflex Holding Corp., the Guarantor Subsidiaries, the lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 25, 2012).
10.14	Amendment No. 2, dated as of May 29, 2013, to the Credit and Guaranty Agreement among Aeroflex Incorporated, Aeroflex Holding Corp., the Guarantor Subsidiaries, the lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Registrant’s Current Report on Form 8-K filed May 30, 2013).
10.15*	Amended and Restated Employment Agreement between Aeroflex Incorporated and Leonard Borow, dated August 28, 2013.
10.16*	Amended and Restated Employment Agreement between Aeroflex Incorporated and John E. Buyko, dated August 28, 2013.
10.17*	Amended and Restated Employment Agreement between Aeroflex Incorporated and John Adamovich, Jr., dated August 28, 2013.
10.18*	Amended and Restated Employment Agreement between Aeroflex Incorporated and Edward S. Wactlar, dated August 28, 2013.
10.19*	Amended and Restated Employment Agreement between Aeroflex Incorporated and Andrew Kaminsky, dated August 28, 2013.
14.1*	Code of Ethics for Chief Executive Officer and Senior Financial Officers of Aeroflex Holding Corp.
21*	Subsidiaries of Aeroflex Holding Corp.
23.1*	Consent of KPMG LLP
31.1*	Certification pursuant to Rules 13a-14(a)/15d-14a as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Rules 13a-14(a)/15d-14a as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification pursuant to Rules 13a-14(a)/15d-14a as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith

**	XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of
Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the
Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of August 2013.

AEROFLEX HOLDING CORP.

By:	/s/ Leonard Borow
Name:	Leonard Borow
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on August 29, 2013 by the following persons on behalf of Aeroflex Holding Corp. and in the capacities indicated.

/s/ Hugh D. Evans	Chairman of the Board
Hugh D. Evans

/s/ Leonard Borow	President and Chief Executive Officer, Director
Leonard Borow	(Principal Executive Officer)

/s/ John Adamovich, Jr.	Senior Vice President and Chief Financial Officer
John Adamovich, Jr.	(Principal Financial Officer)

/s/ Charles Badlato	Vice President-Treasurer
Charles Badlato	(Principal Accounting Officer)

/s/ John Buyko	Executive Vice President
John Buyko	President – Aeroflex Microelectronic Solutions, Director

/s/ Prescott H. Ashe	Director
Prescott H. Ashe

/s/ Joe Benavides	Director
Joe Benavides

/s/ Bradley J. Gross	Director
Bradley J. Gross

/s/ John D. Knoll	Director
John D. Knoll

/s/ Ramzi M. Musallam	Director
Ramzi M. Musallam

/s/ Richard N. Nottenburg	Director
Richard N. Nottenburg

/s/ Benjamin M. Polk	Director
Benjamin M. Polk

/s/ Charles S. Ream	Director
Charles S. Ream

/s/ Mark H. Ronald	Director
Mark H. Ronald

/s/ Peter J. Schoomaker	Director
Peter J. Schoomaker

- 110 -