Form 10-Q
period 2013-09-30
AEROFLEX HOLDING CORP.
filed 2013-11-07
CIK 1487990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2013
Commission File Number 001-34974
______________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

November 6, 2013	84,942,690
(Date)	(Number of Shares)

AEROFLEX HOLDING CORP.
AND SUBSIDIARIES
INDEX

		PAGE
	PART I: FINANCIAL INFORMATION

Item 1	UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30, 2013 and June 30, 2013	2

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended September 30, 2013 and 2012	3

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Three Months Ended September 30, 2013 and 2012	4

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended September 30, 2013 and 2012	5

	NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	6 – 14

Item 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
	Three Months Ended September 30, 2013 and 2012	15 – 22

Item 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23

Item 4	CONTROLS AND PROCEDURES	23

	PART II: OTHER INFORMATION

Item 1	LEGAL PROCEEDINGS	24

Item 1A	RISK FACTORS	24

Item 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	24

Item 3	DEFAULTS UPON SENIOR SECURITIES	24

Item 4	MINE SAFETY DISCLOSURES	24

Item 5	OTHER INFORMATION	24

Item 6	EXHIBITS	24

SIGNATURE		25

EXHIBIT INDEX		26

CERTIFICATIONS		27 - 31

Aeroflex Holding Corp. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30,	June 30,
	2013	2013
Assets
Current assets:
Cash and cash equivalents	$62,793	$39,424
Accounts receivable, less allowance for doubtful accounts of $3,379 and $3,422	119,320	151,163
Inventories	171,782	156,516
Deferred income taxes	35,509	35,491
Prepaid expenses and other current assets	12,826	9,374
Total current assets	402,230	391,968

Property, plant and equipment, net of accumulated depreciation of $118,014 and $122,479	101,890	101,546
Deferred financing costs, net	11,152	11,580
Other assets	31,541	31,886
Intangible assets with definite lives, net	55,683	65,552
Intangible assets with indefinite lives	112,373	110,779
Goodwill	316,155	315,643

Total assets	$1,031,024	$1,028,954

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$35,209	$34,768
Advance payments by customers and deferred revenue	22,762	23,490
Income taxes payable	401	12,003
Accrued payroll expenses	22,002	21,694
Accrued expenses and other current liabilities	33,568	37,184
Total current liabilities	113,942	129,139

Long-term debt	587,000	587,000
Deferred income taxes	64,970	67,296
Other long-term liabilities	21,378	23,061
Total liabilities	787,290	806,496

Stockholders' equity:
Preferred stock, par value $.01 per share; 50,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $.01 per share; 300,000,000 shares authorized, 84,942,690 and 84,936,582 shares issued and outstanding	849	849
Additional paid-in capital	652,144	651,950
Accumulated other comprehensive income (loss)	(32,831)	(43,406)
Accumulated deficit	(376,428)	(386,935)
Total stockholders' equity	243,734	222,458
Total liabilities and stockholders' equity	$1,031,024	$1,028,954

See notes to unaudited condensed consolidated financial statements.

Aeroflex Holding Corp. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended September 30,
	2013	2012

Net sales	$132,732	$137,635
Cost of sales	66,914	69,413
Gross profit	65,818	68,222

Operating expenses:
Selling, general and administrative costs	33,168	35,520
Research and development costs	21,485	20,878
Amortization of acquired intangibles	10,518	14,580
Restructuring charges	684	3,267
Total operating expenses	65,855	74,245
Operating income (loss)	(37)	(6,023)

Other income (expense):
Interest expense	(7,252)	(10,078)
Write-off of deferred financing costs	-	(597)
Other income (expense), net	(51)	(289)
Total other income (expense), net	(7,303)	(10,964)

Income (loss) from continuing operations before income taxes	(7,340)	(16,987)
Provision (benefit) for income taxes	(3,385)	(2,471)
Income (loss) from continuing operations	(3,955)	(14,516)

Discontinued operations:
Income from discontinued operations, net of tax provision of $105 and $117	360	377
Gain on disposal of operations, net of tax of $0	14,102	-
Income from discontinued operations	14,462	377

Net income (loss)	$10,507	$(14,139)

Income (loss) per common share - basic and diluted:
Continuing operations	$(0.05)	$(0.17)
Discontinued operations	0.17	-
Net income (loss)	$0.12	$(0.17)

Weighted average number of common shares outstanding:
Basic and diluted	84,916	84,836

See notes to unaudited condensed consolidated financial statements.

Aeroflex Holding Corp. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended September 30,
	2013	2012

Net income (loss)	$10,507	$(14,139)

Other comprehensive income (loss):
Minimum pension liability adjustment, net of tax provision (benefit) of $21 and $0	25	-
Foreign currency translation adjustment, net of tax provision (benefit) of $410 and $192	10,550	5,477
	10,575	5,477

Total comprehensive income (loss)	$21,082	$(8,662)

See notes to unaudited condensed consolidated financial statements.

Aeroflex Holding Corp. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$10,507	$(14,139)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	16,449	20,123
Gain on disposal of operations	(14,102)	-
Write-off of deferred financing costs	-	597
Deferred income taxes	(3,341)	(2,629)
Share-based compensation	882	636
Amortization of deferred financing costs	428	554
Other, net	(14)	511
Change in operating assets and liabilities, net of effects from sale of business:
Decrease (increase) in accounts receivable	29,457	33,023
Decrease (increase) in inventories	(14,572)	94
Decrease (increase) in prepaid expenses and other assets	(1,904)	(1,438)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(16,054)	(5,338)

Net cash provided by (used in) operating activities	7,736	31,994

Cash flows from investing activities:
Net proceeds from the sale of business	18,389	-
Capital expenditures	(5,307)	(4,087)
Other, net	115	248

Net cash provided by (used in) investing activities	13,197	(3,839)

Cash flows from financing activities:
Debt repayments	-	(25,000)
Other, net	(901)	(21)

Net cash provided by (used in) financing activities	(901)	(25,021)

Effect of exchange rate changes on cash and cash equivalents	3,337	777

Net increase (decrease) in cash and cash equivalents	23,369	3,911
Cash and cash equivalents at beginning of period	39,424	41,324

Cash and cash equivalents at end of period	$62,793	$45,235

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial information of Aeroflex Holding Corp. and subsidiaries (“we”, “our”, “us”, or the “Company”) has been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”), and reflects all adjustments, consisting of normal recurring adjustments, which in management’s opinion are necessary for a fair presentation. The June 30, 2013 balance sheet information has been derived from audited financial statements, but does not include all information or disclosures required by U.S. GAAP.

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

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended June 30, 2013 (“the fiscal 2013 Form 10-K”).

Unless the context requires otherwise, “fiscal” refers to the twelve months ended June 30 of the applicable year. For example, “fiscal 2013” refers to the twelve months ended June 30, 2013.

Results of operations for interim periods are not necessarily indicative of results to be expected for the full fiscal year or any future periods.

2.    Recent Accounting Pronouncements

In February 2013, the FASB issued guidance which improves the reporting of reclassifications out of accumulated other comprehensive income. The new guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This new guidance became effective for us in our first quarter of fiscal 2014. The adoption of this presentation and disclosure only guidance is reflected in our consolidated financial statements.

In March 2013, the FASB issued authoritative guidance to resolve the diversity in practice concerning the release of the cumulative translation adjustment (“CTA”) into net income (i) when a parent sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity, and (ii) in connection with a step acquisition of a foreign entity. This amended guidance requires that CTA be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, and that a pro rata portion of the CTA be released into net income upon a partial sale of an equity method investment in a foreign entity only. In addition, the amended guidance clarifies the definition of a sale of an investment in a foreign entity to include both events that result in the loss of a controlling financial interest in a foreign entity and events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately prior to the date of acquisition. The CTA should be released into net income upon the occurrence of such events. This new guidance becomes effective prospectively for us in our first quarter of fiscal 2015. The adoption of this new guidance is not expected to have a significant impact on our consolidated financial statements

In July 2013, the FASB issued guidance that  clarifies when an entity should present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.  If either (i) a net operating loss carryforward, a similar tax loss, or tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position or (ii) the entity does not intend to use the deferred tax asset for this purpose (provided that the tax law permits a choice), an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset.  This new guidance becomes effective prospectively for us in our first quarter of fiscal 2015, with retrospective application and early adoption permitted.  We are currently evaluating the impact of this presentation and disclosure only guidance, but we do not expect it to have a significant impact our consolidated financial statements.

3.      Discontinued Operations

On September 5, 2013, we sold the net assets of Aeroflex Test Equipment Services (“ATES”), a division of our U.K. subsidiary, Aeroflex Limited, for $18.4 million in cash. The consideration is subject to a working capital adjustment, based on the amount by which the final working capital at the date of closing differs from the target set forth in the purchase agreement. ATES provided calibration and repair services of non-Aeroflex test and measurement equipment in the United Kingdom and was previously included in our ATS segment. As a result of this sale, we recorded a gain on disposal of $14.1 million. The gain is not subject to U.K. taxes.

We have reported the results of operations of ATES as income from discontinued operations. The prior period statement of operations has been restated to conform to the current presentation. Net sales from the ATES operations were $2.4 million from July 1, 2013 to the date of sale and $3.5 million for the three months ended September 30, 2012.

4.       Inventories

Inventories consisted of the following:

	September 30,	June 30,
	2013	2013
	(In thousands)
Raw materials	$84,114	$76,762
Work in process	56,353	52,221
Finished goods	31,315	27,533
	$171,782	$156,516

5.       Intangible Assets

The components of amortizable intangible assets were as follows:

	September 30, 2013			June 30, 2013
	Gross			Gross
	Carrying	Accumulated	Total Net	Carrying	Accumulated	Total Net
	Amount	Amortization	Book Value	Amount	Amortization	Book Value
	(In thousands)
Developed technology	$203,594	$198,228	$5,366	$201,447	$192,574	$8,873
Customer related intangibles	227,529	178,633	48,896	226,406	171,514	54,892
Non-compete arrangements	10,413	9,764	649	10,344	9,401	943
Trade names	3,377	2,605	772	3,332	2,488	844
Total	$444,913	$389,230	$55,683	$441,529	$375,977	$65,552

We assess goodwill and other intangible assets with indefinite lives at least annually for impairment, in the fourth quarter of our fiscal year, or more frequently if certain events or circumstances indicate an impairment may have occurred. We test goodwill for impairment at the reporting unit level, which is one level below our operating segments.

The carrying amount of goodwill, by segment, was as follows:

	Microelectronic	Test
	Solutions	Solutions	Total
	(In thousands)
Balance at June 30, 2013
Goodwill	$339,859	$159,284	$499,143
Accumulated impairments	(90,100)	(93,400)	(183,500)
	249,759	65,884	315,643

Changes for the three months ended September 30, 2013
Translation and other adjustments	684	(172)	512

Balance at September 30, 2013
Goodwill	340,543	159,112	499,655
Accumulated impairments	(90,100)	(93,400)	(183,500)
	$250,443	$65,712	$316,155

6.      Restructuring Charges

The following table sets forth the charges and payments related to the restructuring liability, which is reflected in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets and primarily relates to our ATS Wireless and Avionics/Communications (“AVComm”) groups, for the period indicated:

	Balance				Balance
	June 30,				September 30,
	2013	Three Months Ended September 30, 2013			2013
				Effect of
	Restructuring		Cash	Foreign	Restructuring
	Liability	Net Additions	Payments	Currency	Liability
	(In thousands)
Severance costs	$904	$25	$(743)	$15	$201

Facilities closure costs	88	659	(621)	-	126

Total	$992	$684	$(1,364)	$15	$327

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

Foreign Currency Contract Derivatives

Foreign currency contracts are used to protect us from fluctuations in exchange rates. Our foreign currency contracts are not designated as hedges and therefore the change in fair value is included in other income (expense) as it occurs.  As of September 30, 2013, we had $44.6 million of notional value foreign currency forward contracts maturing through October 31, 2013. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts.

The fair values of our derivative financial instruments included in the condensed consolidated balance sheets as of September 30, 2013 and June 30, 2013 were as follows:
Asset (Liability) Derivatives
	September 30, 2013		June 30, 2013
	Balance Sheet		Balance Sheet
(In thousands)	Location	Fair Value (1)	Location	Fair Value (1)

Derivatives not designated as hedging instruments:

Foreign currency forward contracts	Prepaid expenses and other current assets	$396	Accrued expenses and other current liabilities	$(359)

(1)	The fair values of derivative assets and liabilities are determined based on observable market data and are considered level 2 in the fair value hierarchy.

The amounts of the gains and losses related to our derivative financial instruments not designated as hedging instruments for the three months ended September 30, 2013 and 2012 were as follows:

Derivatives Not	Location of Gain or (Loss)	Amount of Gain or (Loss)
Designated as	Recognized in Earnings on	Recognized in Earnings on
Hedging Instruments	Derivative	Derivative

		Three Months Ended September 30,
		2013	2012

		(In thousands)

Foreign currency forward contracts	Other income (expense)	$755	$(25)

8.      Long Term Debt and Credit Agreements

As of September 30, 2013, we were in compliance with all of the financial covenants contained in our senior secured credit facility.

Interest paid was $6.9 million and $9.2 million for the three months ended September 30, 2013 and 2012, respectively. Accrued interest of $2.3 million and $2.5 million was included in accrued expenses and other current liabilities at September 30, 2013 and June 30, 2013, respectively.

The fair value of our debt instruments was as follows:

	As of September 30, 2013
	(In thousands)
	Carrying Amount	Estimated Fair Value

Senior secured term loan facility	$587,000	$591,036

As of June 30, 2013, our total debt had a carrying value of $587.0 million and a fair value of $585.5 million.

The estimated fair value of our senior secured term loan facility was based on quoted prices and is considered a Level 1 measurement.

9.       Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss), net of tax, for the three months ended September 30, 2013 were as follows:

		Net
	Net Minimum	Cumulative
	Pension	Translation
	Liability	Adjustment	Total
	(In thousands)

Accumulated other comprehensive income (loss) at June 30, 2013	$(1,403)	$(42,003)	$(43,406)

Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications	16	10,550	10,566
Amounts reclassified from accumulated other comprehensive income	9	-	9
Total other comprehensive income (loss)	25	10,550	10,575

Accumulated other comprehensive income (loss) at September 30, 2013	$(1,378)	$(31,453)	$(32,831)

10.     Share-Based Payment Arrangements

Restricted Stock Units

During the three months ended September 30, 2013, the compensation committee awarded restricted stock units, or RSUs, covering a total of 60,000 shares. The average grant date fair value per share of these RSUs was $7.00 and they vest in equal tranches over service periods between three and four years.

11.     Income (Loss) Per Common Share

Our consolidated statements of operations present basic and diluted income (loss) per common share. Basic income (loss) per common share is computed by dividing income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per common share reflects the dilutive effects of RSUs and performance restricted stock units, or PRSUs, if any. The treasury stock method is used to determine the dilutive effect of these potentially dilutive securities.

Due to the loss from continuing operations for the three months ended September 30, 2013, 1.3 million shares of common stock equivalents (which includes PRSUs that have been earned, but are subject to the continued employment of the respective participants with the Company) were excluded from diluted income (loss) per common share because they were anti-dilutive. Also, if all maximum performance metrics are achieved, an additional 727,000 PRSUs could potentially vest. Due to the loss from continuing operations for the three months ended September 30, 2012, 340,000 shares of common stock equivalents were excluded from diluted income (loss) per common share because they were anti-dilutive.

12.      Legal Matters

To resolve all those outstanding violations of the Arms Export Control Act, or AECA, and the  International Traffic in Arms Regulations, or ITAR, during the period from 1999 to 2009 that were disclosed by us voluntarily to the U.S. State Department concerning space related hardware items that were exported to China and, without the requisite State Department licenses, to end users in numerous other foreign countries, without admitting or denying the allegation of the violations, we have entered into a Consent Agreement effectively as of August 6, 2013, with  the U.S. Department of State,  Office of Defense Trade Controls Compliance. The Consent Agreement  involves, among other things, a fine of $8.0 million payable over a two year period, $4.0 million of which is suspended and eligible for credit based on pre and post Consent Agreement compliance expenditures and investments made by the Company and approved by the State Department. During fiscal 2013, we recorded a charge of $8.0 million representing the legal obligation to the State Department under the then proposed terms of the Consent Agreement. In accordance with the terms of the Consent Agreement, in  August 2013 we paid $2.0 million of the fine. Going forward, the Consent Agreement will not impact our ability to transact business internationally.

In March 2005, we sold the net assets of our shock and vibration control device manufacturing business, which we refer to as VMC. Under the terms of the sale agreements, we retained certain liabilities relating to adverse environmental conditions that existed at the premises occupied by VMC as of the date of sale. We recorded a liability for the estimated remediation costs related to adverse environmental conditions that existed at the VMC premises when it was sold. The accrued environmental liability at September 30, 2013 was $1.3 million, of which $300,000 was expected to be paid within one year.

We are also involved in various other claims and legal actions that arise in the ordinary course of business. We do not believe that the ultimate resolution of any of these actions will have a material adverse effect on our business, results of operations, financial position, liquidity or capital resources.

13.        Income Taxes

The income tax benefit was $3.4 million for the three months ended September 30, 2013 on a pre-tax loss from continuing operations of $7.3 million. We recorded an income tax benefit for the three months ended September 30, 2012 of $2.5 million on a pre-tax loss from continuing operations of $17.0 million. The effective income tax rate for both periods differed from the amount computed by applying the U.S. federal income tax rate to income from continuing operations before taxes primarily due to foreign, state and local income taxes, including U.S. income tax on certain foreign income that we anticipate will be repatriated to the U.S.

The income tax benefit for the three months ended September 30, 2013 reflects a discrete benefit of $1.0 million relating to a reduction in the statutory income tax rate in the U.K. The income tax benefit for the three months ended September 30, 2012 reflects a discrete benefit of $116,000 relating to a statutory income tax rate reduction in the U.K. and a reduction of a deferred tax liability related to the repatriation of funds from our Chinese subsidiary largely offset by a true-up of a deferred tax item in the U.K.

Absent the discrete items, the effective tax rates were 32% and 14% for the three months ended September 30, 2013 and 2012, respectively.  The current year’s provision was a combination of a U.S. tax benefit on a  domestic book loss and a foreign tax benefit on foreign book income. The prior year’s provision was a combination of a U.S. tax expense on domestic earnings and a foreign tax expense on foreign earnings.

In the three months ended September 30, 2013 and 2012, we paid income taxes of $11.6 million and $1.2 million and received refunds of $4,000 and $843,000, respectively.

14.      Business Segments

We are a global provider of radio frequency, or RF, and microwave integrated circuits, components and systems used in the design, development and maintenance of technically demanding, high-performance wireless communication systems. Our solutions include highly specialized microelectronic components and test and measurement equipment used by companies in the space, avionics, defense, commercial wireless communications, medical and other markets. Our sales to agencies of the United States government or to prime defense contractors or subcontractors of the United States government were approximately 33% for both of the three month periods ended September 30, 2013 and 2012. No customer constituted more than 10% of sales during any of the periods presented. Inter-segment sales were not material and have been eliminated from the tables below.

The majority of our operations are located in the United States. We also have operations in Europe and Asia, with our most significant non-U.S. operations in the U.K. Net sales from facilities located in the U.K. were $30.6 million and $31.8 million for the three months ended September 30, 2013 and 2012, respectively. Total assets of the U.K. operations were $203.9 million as of September 30, 2013 and $177.3 million as of June 30, 2013.

Net sales, based on the customers’ locations, attributed to the United States and other regions were as follows:

	Three Months Ended September 30,
	2013	2012
	(In thousands)

United States of America	$84,727	$79,792
Europe and Middle East	19,685	32,290
Asia and Australia	23,482	22,149
Other regions	4,838	3,404
	$132,732	$137,635

We organize our operations into two segments: Aeroflex Microelectronic Solutions, or AMS, and Aeroflex Test Solutions, or ATS. We engineer, manufacture and market a diverse range of products in each of our segments. The segment data which follows, reflects a reclassification of our frequency synthesizer product line from our ATS segment to our AMS segment for all periods presented to better align it with its end markets.  Our synthesizer reporting unit had sales of $3.7 million and $3.6 million for the three months ended September 30, 2013 and 2012, respectively.

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

Selected financial data by segment was as follows:

	Three Months Ended September 30,
	2013	2012
	(In thousands)
Net sales
- Microelectronic solutions ("AMS")	$74,006	$78,072
- Test solutions ("ATS")	58,726	59,563
Net sales	$132,732	$137,635

Segment adjusted operating income
- AMS	$12,458	$16,205
- ATS	2,809	920
- Corporate expense	(3,218)	(4,026)
Adjusted operating income	12,049	13,099

Amortization of acquired intangibles
- AMS	(6,724)	(8,966)
- ATS	(3,794)	(5,614)
Restructuring charges
- AMS	(5)	(204)
- ATS	(679)	(3,063)
Inventory write-off related to discontinued product line - ATS	7	-
Share-based compensation
- AMS	(238)	(111)
- ATS	(231)	(67)
- Corporate	(413)	(458)
Business acquisition and divestiture related costs - Corporate	-	(597)
Current period impact of acquisition related adjustments
- AMS	25	(9)
- ATS	21	22
- Corporate	(55)	(55)
Operating income (loss) (GAAP)	(37)	(6,023)

Interest expense	(7,252)	(10,078)
Write-off of deferred financing costs	-	(597)
Other income (expense), net	(51)	(289)
Income (loss) from continuing operations before income taxes	$(7,340)	$(16,987)

Management evaluates the operating results of our two segments based upon Adjusted EBITDA (as defined in our credit agreement) as well as adjusted operating income, which is pre-tax operating income before certain non-cash, non-recurring and other items. We have set out above our adjusted operating income by segment and in the aggregate, and have provided a reconciliation of adjusted operating income to operating income (loss) on a GAAP basis and income (loss) from continuing operations before income taxes for the periods presented.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise: (i) “we,” “our,” “us,” or the “Company” refer to Aeroflex Holding Corp. and subsidiaries; (ii) “fiscal” refers to the twelve months ended June 30 of the applicable year. For example, “fiscal 2013” refers to the twelve months ended June 30, 2013.

Forward-Looking Statements

This report contains "forward-looking statements." All statements other than statements of historical fact are "forward-looking statements” for purposes of the U.S. federal and state securities laws. These statements may be identified by the use of forward looking terminology such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "plan," "potential," "predict," "should" or "will" or the negative thereof or other variations thereon or comparable terminology.

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. A listing of some of the key factors that could cause actual results to differ from our expectations is included under the caption “Risk Factors” in our fiscal 2013 Form 10-K.

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

Business Segments

Our business segments and major products included in each segment are as follows:

Aeroflex Microelectronic Solutions (“AMS”)

⋅	HiRel microelectronics/semiconductors
⋅	RF and microwave components
⋅	Mixed-signal/digital Application Specific Integrated Circuits (“ASICs”)
⋅	Motion control products

Aeroflex Test Solutions (“ATS”)

⋅	Wireless test equipment
⋅	Military radio and Private Mobile Radio, or PMR, test equipment
⋅	Avionics test equipment
⋅	Synthetic test equipment
⋅	General purpose test equipment

Results of Operations

The following table sets forth our historical results of operations as a percentage of net sales for the periods indicated below:

	Three Months Ended September 30,
	2013	2012
Net sales	100.0%	100.0%
Cost of sales	50.4	50.4
Gross profit	49.6	49.6

Operating expenses:
Selling, general and administrative costs	25.0	25.8
Research and development costs	16.2	15.2
Amortization of acquired intangibles	7.9	10.6
Restructuring charges	0.5	2.4
Total operating expenses	49.6	54.0

Operating income (loss)	-	(4.4)

Other income (expense):
Interest expense	(5.5)	(7.3)
Write-off of deferred financing costs	-	(0.4)
Other income (expense), net	-	(0.2)

Income (loss) from continuing operations before income taxes	(5.5)	(12.3)
Provision (benefit) for income taxes	(2.6)	(1.8)
Income (loss) from continuing operations	(2.9)	(10.5)

Discontinued operations:
Income from discontinued operations, net of tax	0.3	0.3
Gain on disposal of operations, net of tax	10.6	-
Income from discontinued operations	10.9	0.3

Net income (loss)	8.0%	(10.2)%

The end markets that we operate in continue to be challenged by worldwide economic factors including the uncertainty over U.S. government spending, which has caused customers to be more conservative with their buying patterns.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

On September 5, 2013, we sold the net assets of Aeroflex Test Equipment Services (“ATES”), a division of our U.K. subsidiary, Aeroflex Limited, for $18.4 million in cash. ATES provided calibration and repair services of non-Aeroflex test and measurement equipment in the United Kingdom and was previously included in our ATS segment. As a result of this sale the results of ATES are reported in income from discontinued operations in all periods, and we recorded a gain on disposal of $14.1 million. The gain is not subject to U.K. taxes.

Net Sales.  Net sales decreased $4.9 million, or 4%, to $132.7 million for the three months ended September 30, 2013 from $137.6 million for the three months ended September 30, 2012.

Net Sales

Three Months		% of		% of
Ended		Consolidated		Consolidated
September 30,	AMS	Net Sales	ATS	Net Sales	Total
(In thousands, except percentages)
2013	$74,006	55.8%	$58,726	44.2%	$132,732
2012	$78,072	56.7%	$59,563	43.3%	$137,635

Net sales in the AMS segment decreased $4.1 million, or 5%, to $74.0 million for the three months ended September 30, 2013 from $78.1 million for the three months ended September 30, 2012. This sales decrease was primarily attributable to volume reductions of HiRel microelectronics/semiconductors due to government budgetary constraints that have caused delays on defense and space programs; offset in part by increased sales volume of mixed-signal/digital ASICs, which are predominantly sold to our commercial customers.

Net sales from continuing operations in the ATS segment decreased $837,000, or 1%, to $58.7 million for the three months ended September 30, 2013 from $59.6 million for the three months ended September 30, 2012.  Reductions in the sales volume of nearly all of our ATS product groups were partially offset by a $2.7 million volume driven increase in sales of Avionics test equipment.

Gross Profit.  Gross profit equals net sales less cost of sales. Cost of sales includes materials, direct labor, amortization of capitalized software development costs and overhead expenses such as engineering labor, fringe benefits, depreciation, allocable occupancy costs and manufacturing supplies.

On a consolidated basis, gross profit was $65.8 million, or 49.6%, of net sales for the three months ended September 30, 2013 compared to $68.2 million, or 49.6%, of net sales for the three months ended September 30, 2012.

Gross Profit

Three Months		% of		% of		% of
Ended		Net		Net		Net
September 30,	AMS	Sales	ATS	Sales	Total	Sales
(In thousands, except percentages)

2013	$34,294	46.3%	$31,524	53.7%	$65,818	49.6%
2012	$37,783	48.4%	$30,439	51.1%	$68,222	49.6%

Gross margins in the AMS segment were 46.3% for the three months ended September 30, 2013 and 48.4% for the three months ended September 30, 2012. Gross profit decreased $3.5 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 largely due to the reduction in sales, including a reduction in sales of HiRel microelectronics/semiconductors which have margins higher than the segment average. The decrease in gross margin is principally attributable to a reduction in sales of HiRel microelectronics/semiconductors.

Gross margins in the ATS segment were 53.7% for the three months ended September 30, 2013 and 51.1% for the three months ended September 30, 2012. Gross profit increased $1.1 million, and gross margins improved for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 largely due to an increase in software content in our wireless products, which has a higher margin than the segment average.

Selling, General and Administrative Costs. Selling, general and administrative (“SG&A”) costs include office and management salaries, fringe benefits, commissions, insurance and professional fees.

On a consolidated basis, SG&A costs decreased $2.4 million, or 7%, when comparing the three months ended September 30, 2013 to the three months ended September 30, 2012.  As a percentage of sales, SG&A decreased to 25.0% from 25.8% when comparing the three months ended September 30, 2013 to the three months ended September 30, 2012.

Selling, General and Administrative Costs

Three Months		% of		% of			% of
Ended		Net		Net			Net
September 30,	AMS	Sales	ATS	Sales	Corporate	Total	Sales
(In thousands, except percentages)

2013	$12,827	17.3%	$16,655	28.4%	$3,686	$33,168	25.0%
2012	$12,745	16.3%	$17,639	29.6%	$5,136	$35,520	25.8%

In the AMS segment, costs were virtually unchanged, but, as a percentage of sales, increased 1.0% due to the reduction in sales.

In the ATS segment, SG&A costs decreased $984,000, primarily due to cost reduction activities in our Wireless group, and to a lesser extent, actions recently initiated to restructure our AVComm group.

Corporate general and administrative costs decreased $1.4 million, primarily due to reductions in employee related expenses and legal fees, combined with acquisition related costs occurring in the three months ended September 30, 2012 that did not recur.

Research and Development Costs. Research and development costs include materials, engineering labor and allocated overhead.

On a consolidated basis, research and development costs increased $607,000 for the three months ended September 30, 2013 from the three months ended September 30, 2012, primarily due to increased costs for the development of ATS Wireless products.

Research and Development Costs

Three Months		% of		% of		% of
Ended		Net		Net		Net
September 30,	AMS	Sales	ATS	Sales	Total	Sales
(In thousands, except percentages)

2013	$9,224	12.5%	$12,261	20.9%	$21,485	16.2%
2012	$8,952	11.5%	$11,926	20.0%	$20,878	15.2%

Restructuring Charges.  On a consolidated basis, restructuring charges were $684,000 for the three months ended September 30, 2013 compared to $3.3 million for the three months ended September 30, 2012. For both of the three month periods ended September 30, 2013 and 2012, the restructuring charges were primarily related to cost savings initiatives in the ATS segment which resulted in reductions in personnel at various locations worldwide.

Interest Expense.  Interest expense decreased by $2.8 million to $7.3 million for the three months ended September 30, 2013 from $10.1 million for the three months ended September 30, 2012. Interest expense decreased due to: (i) a lower outstanding principal amount resulting from voluntary debt payments made throughout fiscal 2013 totaling $60 million; and (ii) a 125 basis point interest rate reduction in connection with the May 29, 2013 amendment to our senior secured credit facility.

Income Taxes. The income tax benefit was $3.4 million for the three months ended September 30, 2013 on a pre-tax loss from continuing operations of $7.3 million. We recorded an income tax benefit for the three months ended September 30, 2012 of $2.5 million on a pre-tax loss from continuing operations of $17.0 million. The effective income tax rate for both periods differed from the amount computed by applying the U.S. federal income tax rate to income from continuing operations before taxes primarily due to foreign, state and local income taxes, including U.S. income tax on certain foreign income that we anticipate will be repatriated to the U.S.

Income (Loss) from Continuing Operations.  Loss from continuing operations was $(4.0) million for the three months ended September 30, 2013 and $(14.5) million for the three months ended September 30, 2012. The $10.5 million improvement resulted primarily from reductions in operating expenses of $8.4 million and interest expense of $2.8 million, partially offset by decreased gross profit of $2.4 million.

Discontinued Operations.  As a result of the sale of ATES, its results of operations have been removed from continuing operations for all periods. Net sales from the ATES operations were $2.4 million from July 1, 2013 to the date of sale and $3.5 million for the three months ended September 30, 2012. The gain on disposal was $14.1 million.

Net Income (Loss). Net income (loss) was $10.5 million for the three months ended September 30, 2013 and $(14.1) million for the three months ended September 30, 2012.

Liquidity and Capital Resources

As of September 30, 2013, we had $62.8 million of cash and cash equivalents, $288.3 million in working capital and our current ratio was 3.53 to 1, versus $39.4 million, $262.8 million and 3.04 to 1, respectively, at June 30, 2013.

Our principal liquidity requirements are to service our debt and interest and meet our working capital and capital expenditure needs. As of September 30, 2013, we had $587.0 million of debt outstanding, all of which was long-term, under our senior secured term loan facility. Additionally, at September 30, 2013, we were able to borrow $57.1 million under the revolving portion of our senior secured credit facility, of which none was outstanding.

The financial covenant was eliminated from the term loan portion of our senior secured credit facility, when it was amended on May 29, 2013. To the extent that, at quarter end, we have outstanding borrowings under the revolving credit portion of our senior secured term loan facility, we would be subject to a financial covenant based on Adjusted EBITDA. Adjusted EBITDA is defined as EBITDA (net income (loss) before interest expense, income taxes, depreciation and amortization), adjusted to add back or subtract  certain non-cash, non-recurring and other items, as permitted by our debt agreement.  Our use of the term Adjusted EBITDA may vary from others in our industry.  EBITDA and Adjusted EBITDA are not measures of operating income (loss), performance or liquidity under U.S. GAAP and are subject to important limitations.  A reconciliation of net income (loss), which is a U.S. GAAP measure of our operating results, to Adjusted EBITDA, as defined in our debt agreement, is as follows:

	Three Months Ended September 30,
	2013	2012
	(In thousands)

Net income (loss)	$10,507	$(14,139)
Income from discontinued operations	(14,462)	(377)
Income (loss) from continuing operations	(3,955)	(14,516)
Interest expense	7,252	10,078
Provision (benefit) for income taxes	(3,385)	(2,471)
Depreciation and amortization	16,449	20,123
EBITDA	16,361	13,214

Restructuring related costs, including pro forma savings(a)	684	4,608
Share-based compensation	882	636
Write-off of deferred financing costs	-	597
Other defined items(b)	14	797
Adjusted EBITDA	$17,941	$19,852

(a)
Primarily reflects costs associated with the reorganization of our European operations and consolidation of certain of our U.S. operations. Pro forma savings reflect the costs that  we estimate would have been eliminated during the fiscal year in which a restructuring occurred had the restructuring occurred as of the first day of that fiscal year. Pro forma savings were estimated to be $0 and $1.3 million for the three months ended September 30, 2013 and 2012, respectively. The pro forma savings for the three months ended September 30, 2012  includes an additional $906,000 which was not reflected in our Adjusted EBITDA as reported in our September 30, 2012 report on Form 10-Q as it relates to restructuring activities recorded throughout fiscal 2013.

(b)
Reflects other adjustments required in calculating our debt covenant compliance. These other defined items include legal fees related to certain litigation and business acquisition and divestiture related costs.

The maximum leverage ratio of total debt (less up to $15.0 million of unrestricted cash) to Adjusted EBITDA, as defined in our senior secured credit facility, as amended, is only in effect if as of the last day of the fiscal quarter there are any outstanding borrowings under our senior secured revolving credit facility. The maximum leverage ratio permitted for the twelve months ended September 30, 2013 was 5.50, whereas our actual leverage ratio was 4.58.

As of September 30, 2013, there were no outstanding amounts under our senior secured revolving credit facility, therefore, the maximum leverage ratio covenant was not applicable. As of September 30, 2013, we were in compliance with all of the covenants contained in our debt agreement.

Our senior secured credit facility contains restrictions on our activities, including but not limited to covenants that restrict us and our restricted subsidiaries, as defined in our senior secured credit facility, from:

⋅	incurring additional indebtedness and issuing disqualified stock or preferred stock;

⋅	making certain investments or other restricted payments;

⋅	paying dividends and making other distributions with respect to capital stock, or repurchasing, redeeming or retiring capital stock or subordinated debt;

⋅	selling or otherwise disposing of assets;

⋅	under certain circumstances, issuing or selling equity interests;

⋅	creating liens on our assets;

⋅	consolidating or merging with, or acquiring in excess of specified annual limitations, another business, or selling or disposing of all or substantially all of our assets; and

⋅	entering into certain transactions with our affiliates.

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

Cash Flows

For the three months ended September 30, 2013, our cash flow provided by operations was $7.7 million.  Our investing activities provided cash of $13.2 million, primarily due to $18.4 million of proceeds from the sale of ATES, partially offset by capital expenditures of $5.3 million. Our financing activities used cash of $901,000.

For the three months ended September 30, 2012, our cash flow provided by operations was $32.0 million, which included cash generated by reductions in accounts receivable of $33.0 million. Our investing activities used cash of $3.8 million, primarily for capital expenditures of $4.1 million. Our financing activities used cash of $25.0 million, primarily for voluntary debt prepayments.

The decrease of $24.3 million in cash provided by operating activities resulted primarily from a current quarter increase in inventory of $14.6 million and increased income tax payments of $10.4 million.

Capital Expenditures

Capital expenditures were $5.3 million and $4.1 million for the three months ended September 30, 2013 and 2012, respectively. Our capital expenditures consist primarily of equipment replacements.

Contractual Obligations

There have been no material changes in our contractual obligations as disclosed in our fiscal 2013 Form   10-K.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have material current or future effect upon our results of operations or financial condition.

Critical Accounting Policies and Estimates

Information regarding our critical accounting policies and estimates appears within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our fiscal 2013 Form 10-K. During the three month period ended September 30, 2013, there were no significant changes to any critical accounting policies or to the related estimates and judgments involved in applying those policies.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We are subject to interest rate risk in connection with borrowings under our senior secured credit facility, including any outstanding borrowings under our revolving credit facility. We currently do not have interest rate swap agreements hedging this debt. As of September 30, 2013, $587.0 million was outstanding under the term-loan portion of the senior secured credit facility, bearing interest at 4.50% based on the adjusted LIBOR rate, which consists of a floor of 100 basis points, plus an applicable margin of 350 basis points above the floor. Our outstanding debt balance is subject to variable interest rates dependent upon fluctuations of the LIBOR rate. Based on the LIBOR rate at September 30, 2013, which was 0.25%, an increase of 1% in interest rates would only result in a 0.25% increase on the interest rate relating to our outstanding borrowings due to the 1.00% LIBOR floor, or a $1.5 million increase in our annual interest expense. An increase of 1% in the LIBOR rate above the 1.00% floor would result in a $6.0 million increase in our annual interest expense. In addition, as of September 30, 2013, our revolving credit facility of $57.1 million, which would bear interest at 3.75% based on the LIBOR rate of 0.25% plus 350 basis points, was undrawn. Assuming the entire amount available to us was outstanding, a 1% change in interest rates would result in a $579,000 change in our annual interest expense. Any debt we incur in the future may also bear interest at floating rates.

Foreign Currency Risk. Foreign currency contracts are used to protect us from exchange rate fluctuation from the time customers are invoiced in local currency until such currency is exchanged for U.S. dollars. We periodically enter into foreign currency contracts, which are not designated as hedges, and the change in the fair value is included in income currently within other income (expense). As of September 30, 2013, we had $44.6 million of notional value foreign currency forward contracts maturing through October 31, 2013. Notional amounts do not quantify risk or represent assets or liabilities, but are used in the calculation of cash settlements under the contracts. The fair value of these contracts at September 30, 2013 was an asset of $396,000. If foreign currency exchange rates (primarily the British pound and the Euro) change by 10% from the levels at September 30, 2013, the effect on our comprehensive income would be approximately $19.0 million.

Inflation Risk. Inflation has not had a material impact on our results of operations or financial condition during the preceding three years.

ITEM 4.  CONTROLS AND PROCEDURES

Our disclosure controls and procedures under the Securities Exchange Act of 1934, as amended, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Principal Executive Officer and our Principal Financial Officer, with the assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2013 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

There have been no material changes in our legal proceedings disclosed in our fiscal 2013 Form 10-K.

Item 1A.  Risk Factors

There have been no material changes in our risk factors disclosed in our fiscal 2013 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults upon Senior Securities

None

Item 4.    Mine Safety Disclosures

Not applicable

Item 5.    Other Information

None

Item 6.     Exhibits

See index of exhibits included on page 26.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEROFLEX HOLDING CORP.

/s/ John Adamovich, Jr.
John Adamovich, Jr.
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

November 7, 2013

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

