Form 10-Q
period 2013-12-31
AEROFLEX HOLDING CORP.
filed 2014-02-07
CIK 1487990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2013
Commission File Number 001-34974

AEROFLEX HOLDING CORP.

(Exact name of Registrant as specified in its Charter)

DELAWARE	01-0899019
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

35 South Service Road
P.O. Box 6022
Plainview, N.Y.	11803-0622
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

February 7, 2014	85,208,482
(Date)	(Number of Shares)

AEROFLEX HOLDING CORP.
AND SUBSIDIARIES
INDEX

	PART I: FINANCIAL INFORMATION	PAGE

Item 1	UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
	December 31, 2013 and June 30, 2013	2

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended December 31, 2013 and 2012	3
	Six Months Ended December 31, 2013 and 2012	4

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Three Months Ended December 31, 2013 and 2012	5
	Six Months Ended December 31, 2013 and 2012	5

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended December 31, 2013 and 2012	6

	NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	7 – 16

Item 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
	Three and Six Months Ended December 31, 2013 and 2012	17 – 28

Item 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29

Item 4	CONTROLS AND PROCEDURES	29

	PART II: OTHER INFORMATION

Item 1	LEGAL PROCEEDINGS	30

Item 1A	RISK FACTORS	30

Item 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	30

Item 3	DEFAULTS UPON SENIOR SECURITIES	30

Item 4	MINE SAFETY DISCLOSURES	30

Item 5	OTHER INFORMATION	30

Item 6	EXHIBITS	30

SIGNATURE		31

EXHIBIT INDEX		32

CERTIFICATIONS

Aeroflex Holding Corp. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	June 30,
	2013	2013
Assets
Current assets:
Cash and cash equivalents	$60,949	$39,424
Accounts receivable, less allowance for doubtful accounts of $3,453 and $3,422	125,417	151,163
Inventories	170,146	156,516
Deferred income taxes	34,496	35,491
Prepaid expenses and other current assets	14,107	9,374
Total current assets	405,115	391,968

Property, plant and equipment, net of accumulated depreciation of $121,091 and $122,479	100,982	101,546
Deferred financing costs, net	10,722	11,580
Other assets	31,188	31,886
Intangible assets with definite lives, net	48,676	65,552
Intangible assets with indefinite lives	113,006	110,779
Goodwill	316,990	315,643

Total assets	$1,026,679	$1,028,954

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$29,174	$34,768
Advance payments by customers and deferred revenue	23,280	23,490
Income taxes payable	3,086	12,003
Accrued payroll expenses	17,655	21,694
Accrued expenses and other current liabilities	34,642	37,184
Total current liabilities	107,837	129,139

Long-term debt	587,000	587,000
Deferred income taxes	62,459	67,296
Other long-term liabilities	20,262	23,061
Total liabilities	777,558	806,496

Stockholders' equity:
Preferred stock, par value $.01 per share; 50,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $.01 per share; 300,000,000 shares authorized, 85,208,482 and 84,936,582 shares issued and outstanding	852	849
Additional paid-in capital	652,175	651,950
Accumulated other comprehensive income (loss)	(28,605)	(43,406)
Accumulated deficit	(375,301)	(386,935)
Total stockholders' equity	249,121	222,458

Total liabilities and stockholders' equity	$1,026,679	$1,028,954

See notes to unaudited condensed consolidated financial statements.

Aeroflex Holding Corp. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended December 31,
	2013	2012

Net sales	$151,105	$151,872
Cost of sales	76,125	73,814
Gross profit	74,980	78,058

Operating expenses:
Selling, general and administrative costs	34,012	36,427
Research and development costs	22,694	21,088
Amortization of acquired intangibles	7,212	14,063
Restructuring charges	1,539	66
Impairment of asset held for sale	-	1,340
Total operating expenses	65,457	72,984
Operating income	9,523	5,074

Other income (expense):
Interest expense	(7,240)	(9,768)
Write-off of deferred financing costs	-	(227)
Other income (expense), net	(296)	(212)
Total other income (expense), net	(7,536)	(10,207)

Income (loss) from continuing operations before income taxes	1,987	(5,133)
Provision (benefit) for income taxes	860	(5,306)
Income from continuing operations	1,127	173

Discontinued operations:
Income from discontinued operations, net of tax provision of $178	-	572

Net income	$1,127	$745

Income per common share - basic:
Continuing operations	$0.01	$-
Discontinued operations	-	0.01
Net income	$0.01	$0.01
Income per common share - diluted:
Continuing operations	$0.01	$-
Discontinued operations	-	0.01
Net income	$0.01	$0.01

Weighted average number of common shares outstanding:
Basic	85,014	84,870
Diluted	85,223	84,880

See notes to unaudited condensed consolidated financial statements.

Aeroflex Holding Corp. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Six Months Ended December 31,
	2013	2012

Net sales	$283,837	$289,507
Cost of sales	143,039	143,227
Gross profit	140,798	146,280

Operating expenses:
Selling, general and administrative costs	67,180	71,947
Research and development costs	44,179	41,966
Amortization of acquired intangibles	17,730	28,643
Restructuring charges	2,223	3,333
Impairment of asset held for sale	-	1,340
Total operating expenses	131,312	147,229
Operating income (loss)	9,486	(949)

Other income (expense):
Interest expense	(14,492)	(19,846)
Write-off of deferred financing costs	-	(824)
Other income (expense), net	(347)	(501)
Total other income (expense), net	(14,839)	(21,171)

Income (loss) from continuing operations before income taxes	(5,353)	(22,120)
Provision (benefit) for income taxes	(2,525)	(7,777)
Income (loss) from continuing operations	(2,828)	(14,343)

Discontinued operations:
Income from discontinued operations, net of tax provision of $105 and $295	360	949
Gain on disposal of operations, net of tax of $0	14,102	-
Income from discontinued operations	14,462	949

Net income (loss)	$11,634	$(13,394)

Income (loss) per common share - basic and diluted:
Continuing operations	$(0.03)	$(0.17)
Discontinued operations	0.17	0.01
Net income (loss)	$0.14	$(0.16)

Weighted average number of common shares outstanding:
Basic and diluted	84,965	84,853

See notes to unaudited condensed consolidated financial statements.

Aeroflex Holding Corp. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
 (In thousands)

	Three Months Ended December 31,
	2013	2012

Net income (loss)	$1,127	$745

Other comprehensive income (loss):
Minimum pension liability adjustment, net of tax provision (benefit) of $21	25	-
Foreign currency translation adjustment, net of tax provision (benefit) of $162 and $37	4,201	793
	4,226	793

Total comprehensive income (loss)	$5,353	$1,538

	Six Months Ended December 31,
	2013	2012

Net income (loss)	$11,634	$(13,394)

Other comprehensive income (loss):
Minimum pension liability adjustment, net of tax provision (benefit) of $42	50	-
Foreign currency translation adjustment, net of tax provision (benefit) of $572 and $229	14,751	6,270
	14,801	6,270

Total comprehensive income (loss)	$26,435	$(7,124)

See notes to unaudited condensed consolidated financial statements.

Aeroflex Holding Corp. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended December 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$11,634	$(13,394)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Depreciation and amortization	29,762	39,803
Gain on disposal of operations	(14,102)	-
Impairment of asset held for sale	-	1,340
Write-off of deferred financing costs	-	824
Deferred income taxes	(6,208)	(7,766)
Share-based compensation	2,012	1,367
Amortization of deferred financing costs	858	1,101
Other, net	208	774
Change in operating assets and liabilities, net of effects from sale of business:
Decrease (increase) in accounts receivable	23,864	20,404
Decrease (increase) in inventories	(11,728)	(1,342)
Decrease (increase) in prepaid expenses and other assets	(2,964)	3,676
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(23,292)	(2,678)

Net cash provided by (used in) operating activities	10,044	44,109

Cash flows from investing activities:
Net proceeds from the sale of business	18,389	-
Capital expenditures	(9,665)	(9,262)
Other, net	126	335

Net cash provided by (used in) investing activities	8,850	(8,927)

Cash flows from financing activities:
Debt repayments	-	(35,000)
Other, net	(1,757)	(641)

Net cash provided by (used in) financing activities	(1,757)	(35,641)

Effect of exchange rate changes on cash and cash equivalents	4,388	811

Net increase (decrease) in cash and cash equivalents	21,525	352
Cash and cash equivalents at beginning of period	39,424	41,324

Cash and cash equivalents at end of period	$60,949	$41,676

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

In March 2013, the FASB issued authoritative guidance to resolve the diversity in practice concerning the release of the cumulative translation adjustment (“CTA”) into net income (i) when a parent sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity, and (ii) in connection with a step acquisition of a foreign entity. This amended guidance requires that CTA be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, and that a pro rata portion of the CTA be released into net income upon a partial sale of an equity method investment in a foreign entity only. In addition, the amended guidance clarifies the definition of a sale of an investment in a foreign entity to include both events that result in the loss of a controlling financial interest in a foreign entity and events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately prior to the date of acquisition. The CTA should be released into net income upon the occurrence of such events. This new guidance becomes effective prospectively for us in our first quarter of fiscal 2015. The adoption of this new guidance is not expected to have a significant impact on our consolidated financial statements.

In July 2013, the FASB issued guidance that clarifies when an entity should present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If either (i) a net operating loss carryforward, a similar tax loss, or tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position or (ii) the entity does not intend to use the deferred tax asset for this purpose (provided that the tax law permits a choice), an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. This new guidance becomes effective prospectively for us in our first quarter of fiscal 2015, with retrospective application and early adoption permitted. The adoption of this new guidance is not expected to have a significant impact on our consolidated financial statements.

3.	Discontinued Operations

On September 5, 2013, we sold the net assets of Aeroflex Test Equipment Services (“ATES”), a division of our U.K. subsidiary, Aeroflex Limited, for $18.4 million in cash. The consideration is subject to a working capital adjustment, based on the amount by which the final working capital at the date of closing differed from the target set forth in the purchase agreement. ATES provided calibration and repair services of non-Aeroflex test and measurement equipment in the United Kingdom and was previously included in our Aeroflex Test Solutions (“ATS”) segment. As a result of this sale, we recorded a gain on disposal of $14.1 million. The gain is not subject to U.K. taxes.

We have reported the results of operations of ATES as income from discontinued operations. The prior period statement of operations has been restated to conform to the current presentation. Net sales from the ATES operations were $2.4 million from July 1, 2013 to the date of sale and $4.4 million and $7.9 million for the three and six months ended December 31, 2012, respectively.

4.	Inventories

Inventories consisted of the following:

	December 31,	June 30,
	2013	2013
	(In thousands)

Raw materials	$83,835	$76,762
Work in process	52,317	52,221
Finished goods	33,994	27,533
	$170,146	$156,516

5.     Intangible Assets and Other Long Lived Assets

Intangible Assets with Definite Lives

The components of amortizable intangible assets were as follows:

	December 31, 2013			June 30, 2013

	Gross			Gross
	Carrying	Accumulated	Total Net	Carrying	Accumulated	Total Net
	Amount	Amortization	Book Value	Amount	Amortization	Book Value
	(In thousands)

Developed technology	$204,368	$199,409	$4,959	$201,447	$192,574	$8,873
Customer related intangibles	227,970	185,338	42,632	226,406	171,514	54,892
Non-compete arrangements	10,420	10,023	397	10,344	9,401	943
Trade names	3,382	2,694	688	3,332	2,488	844
Total	$446,140	$397,464	$48,676	$441,529	$375,977	$65,552

Goodwill

We assess goodwill and other intangible assets with indefinite lives at least annually for impairment, in the fourth quarter of our fiscal year, or more frequently if certain events or circumstances indicate an impairment may have occurred. We test goodwill for impairment at the reporting unit level, which is one level below our operating segments.

The carrying amount of goodwill, by segment, was as follows:

	Microelectronic	Test
	Solutions	Solutions	Total

	(In thousands)
Balance at June 30, 2013
Goodwill	$339,859	$159,284	$499,143
Accumulated impairments	(90,100)	(93,400)	(183,500)
	249,759	65,884	315,643

Changes for the six months ended December 31, 2013
Translation and other adjustments	759	588	1,347

Balance at December 31, 2013
Goodwill	340,618	159,872	500,490
Accumulated impairments	(90,100)	(93,400)	(183,500)
	$250,518	$66,472	$316,990

Based on a reduced forecast in one of our ATS reporting units, Avionics-Communications (“AVComm”), resulting from continued uncertainty in government spending, we have tested this reporting unit for impairment. As of December 31, 2013, the AVComm group had goodwill of $24.1 million and an enterprise carrying value of $91.2 million. We evaluated if there was impairment by comparing the fair value of the reporting unit with its enterprise carrying value. Based on our current analysis of the discounted estimated cash flows of this group, we have estimated that the fair value of this group was approximately $98.6 million at December 31, 2013 and that the goodwill has not been impaired. However, should actual results differ from our forecasts of cash flows and our estimated enterprise fair value decreases below the carrying value, then an impairment would likely occur and we would need to calculate the amount of the write-down of goodwill by comparing the implied fair value of the reporting unit’s goodwill (the excess of the fair value of the reporting unit over the fair value of its net identifiable assets) with the carrying amount of that goodwill.

Other Long Lived Assets

In December 2012, we entered into a contract for the sale of our RF and microwave components (“RFMW”) Whippany, New Jersey building. The net proceeds received in January 2013 were less than the carrying value of the building. Therefore, in December 2012, we recorded a $1.3 million impairment to the asset held for sale. Our RFMW reporting unit is included within our Aeroflex Microelectronic Solutions (“AMS”) segment.

6.     Restructuring Charges

The following table sets forth the charges and payments related to the restructuring liability, which is reflected in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets and primarily relates to our ATS segment for both our Wireless and AVComm groups, for the period indicated:

	Balance				Balance
	June 30,				December 31,
	2013	Six Months Ended December 31, 2013			2013
				Effect of
	Restructuring		Cash	Foreign	Restructuring
	Liability	Net Additions	Payments	Currency	Liability

	(In thousands)

Severance costs	$904	$1,171	$(1,540)	$22	$557

Facilities closure costs	88	1,052	(1,006)	-	134

Total	$992	$2,223	$(2,546)	$22	$691

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

Foreign Currency Forward Contract Derivatives

Foreign currency forward contracts are used to protect us from fluctuations in exchange rates. Our foreign currency forward contracts are not designated as hedges and therefore the change in fair value is included in other income (expense) as it occurs.  As of December 31, 2013, we had $47.8 million of notional value foreign currency forward contracts maturing through January 31, 2014. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts.

The fair values of our derivative financial instruments included in the condensed consolidated balance sheets as of December 31, 2013 and June 30, 2013 were as follows:

Asset (Liability) Derivatives
	December 31, 2013		June 30, 2013
	Balance Sheet		Balance Sheet
(In thousands)	Location	Fair Value (1)	Location	Fair Value (1)

Derivatives not designated as hedging instruments:

Foreign currency forward contracts	Prepaid expenses and other current assets	$224	Accrued expenses and other current liabilities	$(359)

(1)	The fair values of derivative assets and liabilities are determined based on observable market data and are considered level 2 in the fair value hierarchy.

The amounts of the gains and losses related to our derivative financial instruments not designated as hedging instruments for the three and six months ended December 31, 2013 and 2012 were as follows:

Derivatives Not	Location of Gain or (Loss)	Amount of Gain or (Loss)
Designated as	Recognized in Earnings on	Recognized in Earnings on
Hedging Instruments	Derivative	Derivative
		Three Months Ended		Six Months Ended
		December 31,		December 31,
		2013	2012	2013	2012

(In thousands)
Foreign currency forward contracts	Other income (expense)	$(172)	$(3)	$583	$(28)

8.	Long Term Debt and Credit Agreements

As of December 31, 2013, we were in compliance with all of the financial covenants contained in our senior secured credit facility.

Interest paid was $13.8 million and $18.9 million for the six months ended December 31, 2013 and 2012, respectively. Accrued interest of $2.3 million and $2.5 million was included in accrued expenses and other current liabilities at December 31, 2013 and June 30, 2013, respectively.

The fair value of our debt instruments was as follows:

	As of December 31, 2013
	(In thousands)
	Carrying Amount	Estimated Fair Value

Senior secured term loan facility	$587,000	$591,755

As of June 30, 2013, our total debt had a carrying value of $587.0 million and an estimated fair value of $585.5 million.

The estimated fair value of our senior secured term loan facility was based on quoted prices and is considered a Level 1 measurement.

9.     Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss), net of tax, for the six months ended December 31, 2013 were as follows:

	Net Minimum Pension Liability	Net Cumulative Translation Adjustment	Total

	(In thousands)

Accumulated other comprehensive income (loss) at June 30, 2013	$(1,403)	$(42,003)	$(43,406)

Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications	32	14,751	14,783
Amounts reclassified from accumulated other comprehensive income	18	-	18
Total other comprehensive income (loss)	50	14,751	14,801

Accumulated other comprehensive income (loss) at December 31, 2013	$(1,353)	$(27,252)	$(28,605)

10.     Share-Based Payment Arrangements

Restricted Stock Units

During the six months ended December 31, 2013, the compensation committee awarded restricted stock units, or RSUs, covering a total of 88,556 shares. The average grant date fair value per share of these RSUs was $7.01 and they vest in equal tranches over service periods between one and four years.

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

The following table reconciles basic shares outstanding to diluted shares outstanding:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

	(In thousands)

Basic shares outstanding	85,014	84,870	84,965	84,853
Effect of dilution	209	10	-	-

Diluted shares outstanding	85,223	84,880	84,965	84,853

For the three and six months ended December 31, 2013, 40,000 and 957,000 shares of common stock equivalents, respectively, (which includes PRSUs that have been earned, but are subject to the continued employment of the respective participants with the Company) were excluded from the diluted weighted average shares outstanding calculation because they were anti-dilutive. Also, if all maximum performance metrics are achieved, an additional 727,000 PRSUs could potentially vest. These PRSUs have also been excluded from diluted income (loss) per common share as the performance criteria on these awards were not satisfied during these periods.

For the three and six months ended December 31, 2012, 1.1 million and 1.2 million shares of common stock equivalents, respectively, were excluded from the diluted weighted average shares outstanding calculation because they were anti-dilutive. Also, if all maximum performance metrics are achieved, an additional 1.1 million PRSUs could potentially vest. These PRSUs have also been excluded from diluted income (loss) per common share as the performance criteria on these awards were not satisfied during these periods.

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

In March 2005, we sold the net assets of our shock and vibration control device manufacturing business, which we refer to as VMC. Under the terms of the sale agreements, we retained certain liabilities relating to adverse environmental conditions that existed at the premises occupied by VMC as of the date of sale. We recorded a liability for the estimated remediation costs related to adverse environmental conditions that existed at the VMC premises when it was sold. The accrued environmental liability at December 31, 2013 was $1.2 million, of which $300,000 was expected to be paid within one year.

We are also involved in various other claims and legal actions that arise in the ordinary course of business. We do not believe that the ultimate resolution of any of these actions will have a material adverse effect on our business, results of operations, financial position, liquidity or capital resources.

13.     Income Taxes

The income tax provision was $860,000 and the income tax benefit was $2.5 million for the three and six months ended December 31, 2013 on pre-tax income from continuing operations of $2.0 million and a pre-tax loss from continuing operations of $5.4 million, respectively. We recorded an income tax benefit for the three and six months ended December 31, 2012 of $5.3 million and $7.8 million on a pre-tax loss from continuing operations of $5.1 million and $22.1 million, respectively. The effective income tax rate for both periods differed from the amount computed by applying the U.S. federal income tax rate to income from continuing operations before taxes primarily due to lower foreign tax rates, and state and local income taxes, including U.S. income tax on certain foreign income that we anticipate will be repatriated to the U.S.

The income tax benefit for the six months ended December 31, 2013 reflects a discrete benefit of $1.0 million relating to a reduction in the statutory income tax rate in the U.K. The income tax benefit for the six months ended December 31, 2012 reflects a discrete benefit of $252,000 relating to statutory income tax rate reductions in the U.K. and Sweden largely offset by an adjustment of estimated deferred taxes.

Absent the discrete items, the effective tax rates were 43% and 101% for the three months ended December 31, 2013 and 2012 and 29% and 34% for the six months ended December 31, 2013 and 2012, respectively. The current year’s provision was a combination of a U.S. tax benefit on a domestic book loss and a foreign tax expense on foreign book income. The prior year’s provision was a combination of a U.S. tax benefit on a domestic book loss and a foreign tax benefit on a foreign book loss.

In the six months ended December 31, 2013 and 2012, we paid income taxes of $12.2 million and $1.6 million and received refunds of $532,000 and $5.5 million, respectively.

14.     Business Segments

We are a global provider of radio frequency, or RF, and microwave integrated circuits, components and systems used in the design, development and maintenance of technically demanding, high-performance wireless communication systems. Our solutions include highly specialized microelectronic components and test and measurement equipment used by companies in the space, avionics, defense, commercial wireless communications, medical and other markets. Our sales to agencies of the United States government or to prime defense contractors or subcontractors of the United States government were approximately 30% and 26% for the three months ended December 31, 2013 and 2012 and 31% and 29% for the six months ended December 31, 2013 and 2012, respectively. No customer constituted more than 10% of sales during any of the periods presented. Inter-segment sales were not material and have been eliminated from the tables below.

The majority of our operations are located in the United States. We also have operations in Europe and Asia, with our most significant non-U.S. operations in the U.K. Net sales from facilities located in the U.K. were $40.8 million and $33.7 million for the three months ended December 31, 2013 and 2012 and $71.4 million and $65.5 million for the six months ended December 31, 2013 and 2012, respectively. Total assets of the U.K. operations were $211.8 million as of December 31, 2013 and $177.3 million as of June 30, 2013.

Net sales, based on the customers’ locations, attributed to the United States and other regions were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

	(In thousands)

United States of America	$83,229	$83,023	$167,956	$162,413
Europe and Middle East	29,786	25,850	49,472	58,140
Asia and Australia	29,412	35,699	52,893	58,249
Other regions	8,678	7,300	13,516	10,705
	$151,105	$151,872	$283,837	$289,507

We organize our operations into two segments: Aeroflex Microelectronic Solutions, or AMS, and Aeroflex Test Solutions, or ATS. We engineer, manufacture and market a diverse range of products in each of our segments. The segment data which follows, reflects a reclassification of our frequency synthesizer product line from our ATS segment to our AMS segment for all periods presented to better align it with its end markets.  Our synthesizer reporting unit had sales of $5.4 million and $4.8 million for the three months ended December 31, 2013 and 2012 and $9.2 million and $8.4 million for the six months ended December 31, 2013, respectively.

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

Selected financial data by segment was as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
	(In thousands)
Net sales
- Microelectronic solutions ("AMS")	$83,757	$83,301	$157,763	$161,373
- Test solutions ("ATS")	67,348	68,571	126,074	128,134
Net sales	$151,105	$151,872	$283,837	$289,507

Segment adjusted operating income
- AMS	$15,126	$19,401	$27,584	$35,606
- ATS	8,017	5,469	10,826	6,389
- Corporate expense	(3,391)	(3,483)	(6,609)	(7,509)
Adjusted operating income	19,752	21,387	31,801	34,486

Amortization of acquired intangibles
- AMS	(4,480)	(8,970)	(11,204)	(17,936)
- ATS	(2,732)	(5,093)	(6,526)	(10,707)
Restructuring charges
- AMS	(63)	185	(68)	(19)
- ATS	(1,465)	(251)	(2,144)	(3,314)
- Corporate	(11)	-	(11)	-
Inventory write-off related to discontinued product line - ATS	-	-	7	-
Impairment of asset held for sale - AMS	-	(1,340)	-	(1,340)
Share-based compensation
- AMS	(878)	(291)	(1,116)	(402)
- ATS	(121)	(126)	(352)	(193)
- Corporate	(131)	(314)	(544)	(772)
Business acquisition and divestiture related costs - Corporate	(341)	(100)	(341)	(697)
Current period impact of acquisition related adjustments
- AMS	25	20	50	11
- ATS	23	22	44	44
- Corporate	(55)	(55)	(110)	(110)
Operating income (loss) (GAAP)	9,523	5,074	9,486	(949)

Interest expense	(7,240)	(9,768)	(14,492)	(19,846)
Write-off of deferred financing costs	-	(227)	-	(824)
Other income (expense), net	(296)	(212)	(347)	(501)
Income (loss) from continuing operations before income taxes	$1,987	$(5,133)	$(5,353)	$(22,120)

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

15.	Subsequent Event

Acquisition of Shenick Network Systems

On February 5, 2014, we acquired 100% of the stock of Shenick Network Systems (“Shenick”), for cash of $28.5 million. The purchase price is subject to a working capital adjustment if the adjusted net working capital at the date of closing is less than the target set forth in the purchase agreement. Shenick, located in Dublin, Ireland, is a leading edge provider of software-based wireless test solutions. Shenick will be included in our Test Solutions segment. For the calendar year 2013, Shenick had net sales of $9.4 million. On a pro forma basis, had this acquisition taken place as of the beginning of the periods presented, our results of operations for those periods would not have been materially affected.

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

Business Segments

Our business segments and major products included in each segment are as follows:

Aeroflex Microelectronic Solutions (“AMS”)
•	HiRel microelectronics/semiconductors
•	RF and microwave components
•	Mixed-signal/digital Application Specific Integrated Circuits (“ASICs”)
•	Motion control products

Aeroflex Test Solutions (“ATS”)

•	Wireless test equipment
•	Military radio and Private Mobile Radio, or PMR, test equipment
•	Avionics test equipment
•	Synthetic test equipment
•	General purpose test equipment

Discontinued Operations

On September 5, 2013, we sold the net assets of Aeroflex Test Equipment Services (“ATES”), a division of our U.K. subsidiary, Aeroflex Limited, for $18.4 million in cash. The consideration is subject to a working capital adjustment, based on the amount by which the final working capital at the date of closing differed from the target set forth in the purchase agreement. ATES provided calibration and repair services of non-Aeroflex test and measurement equipment in the United Kingdom and was previously included in our ATS segment. As a result of this sale, we recorded a gain on disposal of $14.1 million. The gain is not subject to U.K. taxes.

We have reported the results of operations of ATES as income from discontinued operations. The prior period statement of operations has been restated to conform to the current presentation.

Results of Operations

The following table sets forth our historical results of operations as a percentage of net sales for the periods indicated below:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	50.4	48.6	50.4	49.5
Gross profit	49.6	51.4	49.6	50.5

Operating expenses:
Selling, general and administrative costs	22.5	24.0	23.7	24.8
Research and development costs	15.0	13.9	15.6	14.5
Amortization of acquired intangibles	4.8	9.3	6.2	9.9
Restructuring charges	1.0	-	0.8	1.1
Impairment of asset held for sale	-	0.9	-	0.5
Total operating expenses	43.3	48.1	46.3	50.8

Operating income (loss)	6.3	3.3	3.3	(0.3)

Other income (expense):
Interest expense	(4.8)	(6.4)	(5.1)	(6.8)
Write-off of deferred financing costs	-	(0.1)	-	(0.3)
Other income (expense), net	(0.2)	(0.1)	(0.1)	(0.2)

Income (loss) from continuing operations before income taxes	1.3	(3.3)	(1.9)	(7.6)

Provision (benefit) for income taxes	0.6	(3.5)	(0.9)	(2.7)

Income (loss) from continuing operations	0.7	0.2	(1.0)	(4.9)

Discontinued operations:
Income from discontinued operations, net of tax	-	0.4	0.1	0.3
Gain on disposal of operations, net of tax	-	-	5.0	-
Income from discontinued operations	-	0.4	5.1	0.3

Net income (loss)	0.7%	0.6%	4.1%	(4.6)%

Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012

Net Sales.  Net sales were $151.1 million for the three months ended December 31, 2013 and $151.9 million for the three months ended December 31, 2012.

Net Sales

Three Months		% of		% of
Ended		Consolidated		Consolidated
December 31,	AMS	Net Sales	ATS	Net Sales	Total
(In thousands, except percentages)

2013	$83,757	55.4%	$67,348	44.6%	$151,105
2012	$83,301	54.8%	$68,571	45.2%	$151,872

Net sales in the AMS segment increased $456,000, or 0.5%, to $83.8 million for the three months ended December 31, 2013 from $83.3 million for the three months ended December 31, 2012. This sales increase was primarily attributable to volume driven increases of HiRel microelectronics/semiconductors.

Net sales from continuing operations in the ATS segment decreased $1.2 million, or 1.8%, to $67.3 million for the three months ended December 31, 2013 from $68.6 million for the three months ended December 31, 2012.  A $6.1 million volume driven increase in sales of wireless test equipment was more than offset by sales volume reductions in other ATS product groups.

Gross Profit.  Gross profit equals net sales less cost of sales. Cost of sales includes materials, direct labor, amortization of capitalized software development costs and overhead expenses such as engineering labor, fringe benefits, depreciation, allocable occupancy costs and manufacturing supplies.

On a consolidated basis, gross profit was $75.0 million, or 49.6% of net sales, for the three months ended December 31, 2013 compared to $78.1 million, or 51.4% of net sales, for the three months ended December 31, 2012.

Gross Profit

Three Months		% of		% of		% of
Ended		Net		Net		Net
December 31,	AMS	Sales	ATS	Sales	Total	Sales
(In thousands, except percentages)

2013	$37,532	44.8%	$37,448	55.6%	$74,980	49.6%
2012	$40,928	49.1%	$37,130	54.1%	$78,058	51.4%

Gross margins in the AMS segment were 44.8% for the three months ended December 31, 2013 and 49.1% for the three months ended December 31, 2012. Gross profit decreased $3.4 million for the three months ended December 31, 2013 as compared to the three months ended December 31, 2012 largely due to a reduction in the gross margins of HiRel microelectronics/semiconductors. The decrease in gross margin is primarily attributable to product mix. AMS gross profit margins are expected to improve during the second half of the fiscal year due to a combination of better mix and higher sales.

Gross margins in the ATS segment were 55.6% for the three months ended December 31, 2013 and 54.1% for the three months ended December 31, 2012. Gross profit increased $318,000. Gross margins improved for the three months ended December 31, 2013 as compared to the three months ended December 31, 2012, largely due to an increase in sales of our wireless test equipment, which has a higher margin than the segment average, partially offset by decreases in margins in radio test equipment primarily due to a reduction in sales.

Selling, General and Administrative Costs.  Selling, general and administrative (“SG&A”) costs include office and management salaries, fringe benefits, commissions, insurance and professional fees.

On a consolidated basis, SG&A costs decreased $2.4 million, or 6.6%, when comparing the three months ended December 31, 2013 to the three months ended December 31, 2012.  As a percentage of sales, SG&A decreased to 22.5% from 24.0% when comparing the three months ended December 31, 2013 to the three months ended December 31, 2012.

Selling, General and Administrative Costs

Three Months		% of		% of			% of
Ended		Net		Net			Net
December 31,	AMS	Sales	ATS	Sales	Corporate	Total	Sales
(In thousands, except percentages)

2013	$13,374	16.0%	$16,720	24.8%	$3,918	$34,012	22.5%
2012	$13,084	15.7%	$19,391	28.3%	$3,952	$36,427	24.0%

In the ATS segment, SG&A costs decreased $2.7 million, primarily due to cost reduction activities in both our Wireless and AVComm groups.

Research and Development Costs. Research and development costs include materials, engineering labor and allocated overhead.

On a consolidated basis, research and development costs increased $1.6 million for the three months ended December 31, 2013 from the three months ended December 31, 2012.  Despite reductions in sales, we continue to invest in new technologies and enhancements to support future sales.

Research and Development Costs

Three Months		% of		% of		% of
Ended		Net		Net		Net
December 31,	AMS	Sales	ATS	Sales	Total	Sales
(In thousands, except percentages)

2013	$9,885	11.8%	$12,809	19.0%	$22,694	15.0%
2012	$8,715	10.5%	$12,373	18.0%	$21,088	13.9%

In the AMS segment, research and development costs increased $1.2 million as a result of modest increases across all business units.

Amortization of Acquired Intangibles.  Amortization of acquired intangibles decreased $6.9 million due to certain intangibles becoming fully amortized during fiscal 2014.

Restructuring Charges.  On a consolidated basis, restructuring charges were $1.5 million for the three months ended December 31, 2013 compared to $66,000 for the three months ended December 31, 2012. For the three months ended December 31, 2013, the restructuring charges were primarily related to cost savings initiatives in the ATS segment for both our Wireless and AVComm groups, which resulted in reductions in personnel at various locations worldwide.

Impairment of Asset Held for Sale.  In December 2012, we entered into a contract for the sale of our RF and microwave components (“RFMW”) Whippany, N.J. building.  The net proceeds received in January 2013 were less than the carrying value of the building. Therefore, in December 2012, we recorded a $1.3 million impairment to the asset held for sale. Our RFMW reporting unit is included within our AMS segment.

Interest Expense.  Interest expense decreased by $2.5 million to $7.2 million for the three months ended December 31, 2013 from $9.8 million for the three months ended December 31, 2012. Interest expense decreased due to: (i) a lower outstanding principal amount resulting from voluntary debt payments made throughout fiscal 2013 totaling $60 million; and (ii) a 125 basis point interest rate reduction in connection with the May 29, 2013 amendment to our senior secured credit facility.

Income Taxes.  The income tax provision was $860,000 for the three months ended December 31, 2013 on a pre-tax income from continuing operations of $2.0 million. We recorded an income tax benefit for the three months ended December 31, 2012 of $5.3 million on a pre-tax loss from continuing operations of $5.1 million. The effective income tax rate for both periods differed from the amount computed by applying the U.S. federal income tax rate to income from continuing operations before taxes primarily due to lower foreign tax rates, and state and local income taxes, including U.S. income tax on certain foreign income that we anticipate will be repatriated to the U.S.

There were no discrete tax adjustments for the three months ended December 31, 2013. The income tax benefit for the three months ended December 31, 2012 reflects a discrete benefit of $136,000 relating to a statutory income tax rate reduction in Sweden.

Income (Loss) from Continuing Operations.  Income from continuing operations was $1.1 million for the three months ended December 31, 2013 and $173,000 for the three months ended December 31, 2012.

Discontinued Operations.  As a result of the sale of ATES in September 2013, its results of operations have been removed from continuing operations for all periods. Net sales from the ATES operations were $4.4 million for the three months ended December 31, 2012.

Net Income (Loss).  Net income (loss) was $1.1 million for the three months ended December 31, 2013 and $745,000 for the three months ended December 31, 2012.

Six Months Ended December 31, 2013 Compared to Six Months Ended December 31, 2012

Net Sales.  Net sales decreased $5.7 million, or 2.0%, to $283.8 million for the six months ended December 31, 2013 from $289.5 million for the six months ended December 31, 2012.

Net Sales

Six Months		% of		% of
Ended		Consolidated		Consolidated
December 31,	AMS	Net Sales	ATS	Net Sales	Total
(In thousands, except percentages)

2013	$157,763	55.6%	$126,074	44.4%	$283,837
2012	$161,373	55.7%	$128,134	44.3%	$289,507

Net sales in the AMS segment decreased $3.6 million, or 2.2%, to $157.8 million for the six months ended December 31, 2013 from $161.4 million for the six months ended December 31, 2012. This sales decrease was primarily attributable to volume reductions of HiRel microelectronics/semiconductors in the first three months of the period due to government budgetary constraints that have caused delays on defense and space programs, offset in part by increased sales volume of mixed-signal/digital ASICs, which are predominantly sold to our commercial customers.

Net sales from continuing operations in the ATS segment decreased $2.1 million, or 1.6%, to $126.1 million for the six months ended December 31, 2013 from $128.1 million for the six months ended December 31, 2012. Volume driven increases in sales of wireless test equipment ($5.0 million) and avionics test equipment ($4.2 million) were more than offset by reductions in the sales volume of our radio test equipment, general purpose test equipment and synthetic test equipment.

Gross Profit.  On a consolidated basis, gross profit was $140.8 million, or 49.6% of net sales, for the six months ended December 31, 2013 compared to $146.3 million, or 50.5% of net sales, for the six months ended December 31, 2012.

Gross Profit

Six Months		% of		% of		% of
Ended		Net		Net		Net
December 31,	AMS	Sales	ATS	Sales	Total	Sales
(In thousands, except percentages)

2013	$71,826	45.5%	$68,972	54.7%	$140,798	49.6%
2012	$78,711	48.8%	$67,569	52.7%	$146,280	50.5%

Gross margins in the AMS segment were 45.5% for the six months ended December 31, 2013 and 48.8% for the six months ended December 31, 2012. Gross profit decreased $6.9 million for the six months ended December 31, 2013 as compared to the six months ended December 31, 2012 largely due to the reduction in sales, including a reduction in sales of HiRel microelectronics/semiconductors which have margins higher than the segment average. The decrease in gross margin is primarily attributable to a reduction in sales of HiRel microelectronics/semiconductors. AMS gross profit margins are expected to improve during the second half of the fiscal year due to a combination of better mix and higher sales.

Gross margins in the ATS segment were 54.7% for the six months ended December 31, 2013 and 52.7% for the six months ended December 31, 2012. Gross profit increased $1.4 million. Gross margins improved for the six months ended December 31, 2013 as compared to the six months ended December 31, 2012 largely due to an increase in sales of our wireless test equipment, which has a higher margin than the segment average, partially offset by decreases in margins in radio test equipment.

Selling, General and Administrative Costs.  On a consolidated basis, SG&A costs decreased $4.8 million, or 6.6%, when comparing the six months ended December 31, 2013 to the six months ended December 31, 2012.  As a percentage of sales, SG&A decreased to 23.7% from 24.8% when comparing the six months ended December 31, 2013 to the six months ended December 31, 2012.

Selling, General and Administrative Costs

Six Months		% of		% of			% of
Ended		Net		Net			Net
December 31,	AMS	Sales	ATS	Sales	Corporate	Total	Sales
(In thousands, except percentages)

2013	$26,201	16.6%	$33,375	26.5%	$7,604	$67,180	23.7%
2012	$25,829	16.0%	$37,030	28.9%	$9,088	$71,947	24.8%

In the ATS segment, SG&A costs decreased $3.7 million, primarily due to cost reduction activities in both our Wireless and AVComm groups.

Corporate general and administrative costs decreased $1.5 million, primarily due to reductions in employee related expenses, acquisition related costs and legal fees.

Research and Development Costs. On a consolidated basis, research and development costs increased $2.2 million for the six months ended December 31, 2013 from the six months ended December 31, 2012.  Despite reductions in sales, we continue to invest in new technologies and enhancements to support future sales.

Research and Development Costs

Six Months		% of		% of		% of
Ended		Net		Net		Net
December 31,	AMS	Sales	ATS	Sales	Total	Sales
(In thousands, except percentages)

2013	$19,108	12.1%	$25,071	19.9%	$44,179	15.6%
2012	$17,667	10.9%	$24,299	19.0%	$41,966	14.5%

In the AMS segment, research and development costs increased $1.4 million as a result of modest increases across all business units.

In the ATS segment, research and development costs increased $772,000 primarily due to increased costs for the development of wireless products.

Amortization of Acquired Intangibles.  Amortization of acquired intangibles decreased $10.9 million due to certain intangibles becoming fully amortized during fiscal 2014.

Restructuring Charges.  On a consolidated basis, restructuring charges were $2.2 million for the six months ended December 31, 2013 compared to $3.3 million for the six months ended December 31, 2012. For both of the six month periods ended December 31, 2013 and 2012, the restructuring charges were primarily related to cost savings initiatives in the ATS segment for both our Wireless and AVComm groups, which resulted in reductions in personnel at various locations worldwide.

Impairment of Asset Held for Sale.  In December 2012, we entered into a contract for the sale of our RFMW Whippany, N.J. building. The net proceeds received in January 2013 were less than the carrying value of the building. Therefore, in December 2012, we recorded a $1.3 million impairment to the asset held for sale. Our RFMW reporting unit is included within our AMS segment.

Interest Expense.  Interest expense decreased by $5.4 million to $14.5 million for the six months ended December 31, 2013 from $19.8 million for the six months ended December 31, 2012. Interest expense decreased due to: (i) a lower outstanding principal amount resulting from voluntary debt payments made throughout fiscal 2013 totaling $60 million; and (ii) a 125 basis point interest rate reduction in connection with the May 29, 2013 amendment to our senior secured credit facility.

Income Taxes.  The income tax benefit was $2.5 million for the six months ended December 31, 2013 on a pre-tax loss from continuing operations of $5.4 million. We recorded an income tax benefit for the six months ended December 31, 2012 of $7.8 million on a pre-tax loss from continuing operations of $22.1 million. The effective income tax rate for both periods differed from the amount computed by applying the U.S. federal income tax rate to income from continuing operations before taxes primarily due to lower foreign tax rates, and state and local income taxes, including U.S. income tax on certain foreign income that we anticipate will be repatriated to the U.S.

The income tax benefit for the six months ended December 31, 2013 reflects a discrete benefit of $1.0 million relating to a reduction in the statutory income tax rate in the U.K. The income tax benefit for the six months ended December 31, 2012 reflects a discrete benefit of $252,000 relating to statutory income tax rate reductions in the U.K. and Sweden largely offset by an adjustment of estimated deferred taxes.

Income (Loss) from Continuing Operations.  Loss from continuing operations was $(2.8) million for the six months ended December 31, 2013 and $(14.3) million for the six months ended December 31, 2012.

Discontinued Operations.  As a result of the sale of ATES in September 2013, its results of operations have been removed from continuing operations for all periods. Net sales from the ATES operations were $2.4 million from July 1, 2013 to the date of sale and $7.9 million for the six months ended December 31, 2012. The gain on disposal was $14.1 million.

Net Income (Loss).  Net income (loss) was $11.6 million for the six months ended December 31, 2013 and $(13.4) million for the six months ended December 31, 2012.

Liquidity and Capital Resources

As of December 31, 2013, we had $60.9 million of cash and cash equivalents, $297.3 million in working capital and our current ratio was 3.76 to 1, versus $39.4 million, $262.8 million and 3.04 to 1, respectively, at June 30, 2013.

Our principal liquidity requirements are to service our debt and interest and meet our working capital and capital expenditure needs. As of December 31, 2013, we had $587.0 million of debt outstanding, all of which was long-term, under our senior secured term loan facility.  Additionally, at December 31, 2013, we were able to borrow $57.1 million under the revolving portion of our senior secured credit facility, of which none was outstanding.

The financial covenant was eliminated from the term loan portion of our senior secured credit facility, when it was amended on May 29, 2013. To the extent that, at a quarter end, we have outstanding borrowings under the revolving credit portion of our senior secured term loan facility, we would be subject to a financial covenant based on Adjusted EBITDA. Adjusted EBITDA is defined as EBITDA (net income (loss) before interest expense, income taxes, depreciation and amortization), adjusted to add back or subtract  certain non-cash, non-recurring and other items, as permitted by our senior secured credit facility. Our use of the term Adjusted EBITDA may vary from others in our industry.  EBITDA and Adjusted EBITDA are not measures of operating income (loss), performance or liquidity under U.S. GAAP and are subject to important limitations.  A reconciliation of net income (loss), which is a U.S. GAAP measure of our operating results, to Adjusted EBITDA, as defined in our debt agreement, is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
	(In thousands)

Net income (loss)	$1,127	$745	$11,634	$(13,394)
Income from discontinued operations	-	(572)	(14,462)	(949)
Income (loss) from continuing operations	1,127	173	(2,828)	(14,343)
Interest expense	7,240	9,768	14,492	19,846
Provision (benefit) for income taxes	860	(5,306)	(2,525)	(7,777)
Depreciation and amortization	13,313	19,564	29,762	39,687
EBITDA	22,540	24,199	38,901	37,413

Restructuring related costs, including pro forma savings(a)	1,797	811	3,052	5,419
Impairment of asset held for sale	-	1,340	-	1,340
Share-based compensation	1,130	731	2,012	1,367
Write-off of deferred financing costs	-	227	-	824
Other defined items(b)	604	137	618	934
Adjusted EBITDA	$26,071	$27,445	$44,583	$47,297

(a)	Primarily reflects costs associated with the reorganization of our European operations and consolidation of certain of our U.S. operations. Pro forma savings reflect the costs that we estimate would have been eliminated during the fiscal year in which a restructuring occurred had the restructuring occurred as of the first day of that fiscal year. Pro forma savings were estimated to be $258,000 and $745,000 for the three months ended December 31, 2013 and 2012 and $829,000 and $2.1 million for the six months ended December 31, 2013 and 2012, respectively. The pro forma savings for the three months and six months ended December 31, 2012 includes an additional $745,000 and $1.7 million which was not reflected in our Adjusted EBITDA as reported in our December 31, 2012 report on Form 10-Q as it relates to restructuring activities recorded throughout fiscal 2013.

(b)	Reflects other adjustments required in calculating our debt covenant compliance. These other defined items include legal fees related to certain litigation and business acquisition and divestiture related costs.

The maximum leverage ratio of total debt (less up to $15.0 million of unrestricted cash) to Adjusted EBITDA, as defined in our senior secured credit facility, as amended, is only in effect if as of the last day of the fiscal quarter there are any outstanding borrowings under our senior secured revolving credit facility. The maximum leverage ratio permitted for the twelve months ended December 31, 2013 was 5.50, whereas our actual leverage ratio was 4.61.

As of December 31, 2013, there were no outstanding amounts under our senior secured revolving credit facility, therefore, the maximum leverage ratio covenant was not applicable. As of December 31, 2013, we were in compliance with all of the covenants contained in our senior secured credit facility.

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

Cash Flows

For the six months ended December 31, 2013, our cash flow provided by operations was $10.0 million.  Our investing activities provided cash of $8.9 million, primarily due to $18.4 million of proceeds from the sale of ATES, partially offset by capital expenditures of $9.7 million. Our financing activities used cash of $1.8 million.

For the six months ended December 31, 2012, our cash flow provided by operations was $44.1 million, which included cash generated by reductions in accounts receivable of $20.4 million.  Our investing activities used cash of $8.9 million, primarily for capital expenditures of $9.3 million. Our financing activities used cash of $35.6 million, primarily for voluntary debt prepayments of $35.0 million.

The decrease of $34.1 million in cash provided by operating activities when comparing the six months ended December 31, 2013 to the six months ended December 31, 2012, resulted primarily from a current year increase in inventory of $11.7 million, to support a sales ramp expected in the latter part of the fiscal year, increased income tax payments of $10.6 million and decreased accounts payable and accrued expenses of $11.9 million primarily due to timing of payments.

Capital Expenditures

Capital expenditures were $9.7 million and $9.3 million for the six months ended December 31, 2013 and 2012, respectively.  Our capital expenditures consist primarily of equipment replacements.

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

Critical Accounting Policies and Estimates

Information regarding our critical accounting policies and estimates appears within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our fiscal 2013 Form 10-K.  During the six month period ended December 31, 2013, there were no significant changes to any critical accounting policies or to the related estimates and judgments involved in applying those policies.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.  We are subject to interest rate risk in connection with borrowings under our senior secured credit facility, including any outstanding borrowings under our revolving credit facility.  We currently do not have interest rate swap agreements hedging this debt. As of December 31, 2013, $587.0 million was outstanding under the term-loan portion of the senior secured credit facility, bearing interest at 4.50% based on the adjusted LIBOR rate, which consists of a floor of 100 basis points, plus an applicable margin of 350 basis points above the floor. Our outstanding debt balance is subject to variable interest rates dependent upon fluctuations of the LIBOR rate.  Based on the LIBOR rate at December 31, 2013, which was .25%, an increase of 1% in interest rates would only result in a .25% increase on the interest rate relating to our outstanding borrowings due to the 1.00% LIBOR floor, or a $1.5 million increase in our annual interest expense. An increase of 1% in the LIBOR rate above the 1.00% floor would result in a $6.0 million increase in our annual interest expense. In addition, as of December 31, 2013, our revolving credit facility of $57.1 million, which would bear interest at 3.75% based on the LIBOR rate of .25% plus 350 basis points, was undrawn. Assuming the entire amount available to us was outstanding, a 1% change in interest rates would result in a $579,000 change in our annual interest expense. Any debt we incur in the future may also bear interest at floating rates.

Foreign Currency Risk.  Foreign currency contracts are used to protect us from exchange rate fluctuation from the time customers are invoiced in local currency until such currency is exchanged for U.S. dollars. We periodically enter into foreign currency contracts, which are not designated as hedges, and the change in the fair value is included in income currently within other income (expense). As of December 31, 2013, we had $47.8 million of notional value foreign currency forward contracts maturing through January 31, 2014. Notional amounts do not quantify risk or represent assets or liabilities, but are used in the calculation of cash settlements under the contracts. The fair value of these contracts at December 31, 2013 was an asset of $224,000. If foreign currency exchange rates (primarily the British pound and the Euro) change by 10% from the levels at December 31, 2013, the effect on our comprehensive income would be approximately $19.8 million.

Inflation Risk.  Inflation has not had a material impact on our results of operations or financial condition during the preceding three years.

ITEM 4.   CONTROLS AND PROCEDURES

Our disclosure controls and procedures under the Securities Exchange Act of 1934, as amended, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Principal Executive Officer and our Principal Financial Officer, with the assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2013 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

There have been no material changes in our legal proceedings disclosed in our fiscal 2013 Form 10-K.

Item 1A.   Risk Factors

There have been no material changes in our risk factors disclosed in our fiscal 2013 Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable

Item 5.     Other Information

On February 6, 2014, the Board of Directors approved amendments to the Amended and Restated Employment Agreements of Leonard Borow, our Chief Executive Officer, and John E. Buyko, our Executive Vice President, which provide that in the event their employment is terminated without cause or for “good reason” in either case within 6 months prior to, or 18 months after, a Change in Control (as defined therein), they will receive, without duplication, in addition to all of the benefits to which they currently are entitled if their employment is terminated without cause, two times their Base Salary and two times their Target Bonus, payable over the remainder of the term of their employment agreement.

The foregoing is a brief description of the amendments and does not purport to be complete.  Reference is made to the amendments, as reflected in the Amended and Restated Employment Agreements, dated February 6, 2014, for a full description of their terms, copies of which are attached hereto as Exhibits 10.1 and 10.2 and incorporated herein by reference.

Item 6.      Exhibits

See index of exhibits included on page 32.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEROFLEX HOLDING CORP.

/s/ John Adamovich, Jr.
John Adamovich, Jr.
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)
February 7, 2014

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1	Amended and Restated Employment Agreement between Aeroflex Incorporated and Leonard Borow, dated February 6, 2014.

10.2	Amended and Restated Employment Agreement between Aeroflex Incorporated and John E. Buyko, dated February 6, 2014.

31.1	Certification pursuant to Rules 13a-14(a)/15d-14a as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Chief Executive Officer)

31.2	Certification pursuant to Rules 13a-14(a)/15d-14a as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Chief Financial Officer)

31.3	Certification pursuant to Rules 13a-14(a)/15d-14a as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Principal Accounting Officer)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Chief Financial Officer)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

