Form 10-Q
period 2014-03-31
AEROFLEX HOLDING CORP.
filed 2014-05-07
CIK 1487990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2014

Commission File Number 001-34974

AEROFLEX HOLDING CORP.

(Exact name of Registrant as specified in its Charter)

DELAWARE	01-0899019
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

35 South Service Road
P.O. Box 6022
Plainview, N.Y.	11803-0622
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

May 7, 2014	85,214,896
(Date)	(Number of Shares)

AEROFLEX HOLDING CORP.

AND SUBSIDIARIES

Aeroflex Holding Corp. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31,	June 30,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$47,248	$39,424
Accounts receivable, less allowance for doubtful accounts of $3,438 and $3,422	133,141	151,163
Inventories	171,341	156,516
Deferred income taxes	34,499	35,491
Prepaid expenses and other current assets	11,645	9,374
Total current assets	397,874	391,968

Property, plant and equipment, net of accumulated depreciation of $125,344 and $122,479	103,591	101,546
Deferred financing costs, net	10,288	11,580
Other assets	31,002	31,886
Intangible assets with definite lives, net	55,530	65,552
Intangible assets with indefinite lives	113,156	110,779
Goodwill	326,402	315,643

Total assets	$1,037,843	$1,028,954

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$26,680	$34,768
Advance payments by customers and deferred revenue	29,213	23,490
Income taxes payable	5,486	12,003
Accrued payroll expenses	20,949	21,694
Accrued expenses and other current liabilities	34,761	37,184
Total current liabilities	117,089	129,139

Long-term debt	587,000	587,000
Deferred income taxes	58,447	67,296
Other long-term liabilities	19,046	23,061
Total liabilities	781,582	806,496

Stockholders' equity:
Preferred stock, par value $.01 per share; 50,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $.01 per share; 300,000,000 shares authorized, 85,208,703 and 84,936,582 shares issued and outstanding	852	849
Additional paid-in capital	653,870	651,950
Accumulated other comprehensive income (loss)	(28,486)	(43,406)
Accumulated deficit	(369,975)	(386,935)
Total stockholders' equity	256,261	222,458

Total liabilities and stockholders' equity	$1,037,843	$1,028,954

See notes to unaudited condensed consolidated financial statements.

Aeroflex Holding Corp. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended March 31,
	2014	2013

Net sales	$155,463	$157,042
Cost of sales	72,551	77,249
Gross profit	82,912	79,793

Operating expenses:
Selling, general and administrative costs	36,534	37,239
Research and development costs	22,676	23,247
Amortization of acquired intangibles	7,234	13,991
Restructuring charges	1,330	396
ITAR settlement expense	-	8,000
Total operating expenses	67,774	82,873
Operating income (loss)	15,138	(3,080)

Other income (expense):
Interest expense	(7,116)	(9,448)
Other income (expense), net	(214)	(389)
Total other income (expense), net	(7,330)	(9,837)

Income (loss) from continuing operations before income taxes	7,808	(12,917)
Provision (benefit) for income taxes	2,482	(3,104)
Income (loss) from continuing operations	5,326	(9,813)

Discontinued operations:
Income from discontinued operations, net of tax provision of $133	-	424

Net income (loss)	$5,326	$(9,389)

Income (loss) per common share - basic:
Continuing operations	$0.06	$(0.12)
Discontinued operations	-	0.01
Net income (loss)	$0.06	$(0.11)
Income (loss) per common share - diluted:
Continuing operations	$0.06	$(0.12)
Discontinued operations	-	0.01
Net income (loss)	$0.06	$(0.11)

Weighted average number of common shares outstanding:
Basic	85,186	84,904
Diluted	85,411	84,904

See notes to unaudited condensed consolidated financial statements.

Aeroflex Holding Corp. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Nine Months Ended March 31,
	2014	2013

Net sales	$439,300	$446,549
Cost of sales	215,590	220,476
Gross profit	223,710	226,073

Operating expenses:
Selling, general and administrative costs	103,714	109,186
Research and development costs	66,855	65,213
Amortization of acquired intangibles	24,964	42,634
Restructuring charges	3,553	3,729
Impairment of other long-lived assets	-	1,340
ITAR settlement expense	-	8,000
Total operating expenses	199,086	230,102
Operating income (loss)	24,624	(4,029)

Other income (expense):
Interest expense	(21,608)	(29,294)
Write-off of deferred financing costs	-	(824)
Other income (expense), net	(561)	(890)
Total other income (expense), net	(22,169)	(31,008)

Income (loss) from continuing operations before income taxes	2,455	(35,037)
Provision (benefit) for income taxes	(43)	(10,881)
Income (loss) from continuing operations	2,498	(24,156)

Discontinued operations:
Income from discontinued operations, net of tax provision of $105 and $428	360	1,373
Gain on disposal of operations, net of tax of $0	14,102	-
Income from discontinued operations	14,462	1,373

Net income (loss)	$16,960	$(22,783)

Income (loss) per common share - basic:
Continuing operations	$0.03	$(0.28)
Discontinued operations	0.17	0.01
Net income (loss)	$0.20	$(0.27)
Income (loss) per common share - diluted:
Continuing operations	$0.03	$(0.28)
Discontinued operations	0.17	0.01
Net income (loss)	$0.20	$(0.27)

Weighted average number of common shares outstanding:
Basic	85,039	84,870
Diluted	85,290	84,870

See notes to unaudited condensed consolidated financial statements.

Aeroflex Holding Corp. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Three Months Ended March 31,
	2014	2013

Net income (loss)	$5,326	$(9,389)

Other comprehensive income (loss):
Minimum pension liability adjustment, net of tax provision (benefit) of $22 and $(230)	24	(677)
Foreign currency translation adjustment, net of tax provision (benefit) of $40 and $(462)	95	(9,706)
	119	(10,383)

Total comprehensive income (loss)	$5,445	$(19,772)

	Nine Months Ended March 31,
	2014	2013

Net income (loss)	$16,960	$(22,783)

Other comprehensive income (loss):
Minimum pension liability adjustment, net of tax provision (benefit) of $64 and $(230)	74	(677)
Foreign currency translation adjustment, net of tax provision (benefit) of $612 and $(233)	14,846	(3,436)
	14,920	(4,113)

Total comprehensive income (loss)	$31,880	$(26,896)

See notes to unaudited condensed consolidated financial statements.

Aeroflex Holding Corp. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$16,960	$(22,783)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	43,119	59,880
Gain on disposal of operations	(14,102)	-
Impairment of other long-lived assets	-	1,340
Special accounts receivable reserve	-	2,529
Write-off of deferred financing costs	-	824
Deferred income taxes	(10,266)	(17,291)
Share-based compensation	3,632	2,610
Amortization of deferred financing costs	1,292	1,648
Other, net	217	606
Change in operating assets and liabilities, net of effects of acquisition and sale of businesses:
Decrease (increase) in accounts receivable	18,215	8,868
Decrease (increase) in inventories	(12,417)	(2,362)
Decrease (increase) in prepaid expenses and other assets	(969)	1,758
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(18,841)	5,473

Net cash provided by (used in) operating activities	26,840	43,100

Cash flows from investing activities:
Payments for purchase of business, net of cash acquired	(23,763)	-
Net proceeds from the sale of business	19,243	-
Proceeds from the sale of building held for sale	-	1,582
Capital expenditures	(16,980)	(14,311)
Other, net	198	572

Net cash provided by (used in) investing activities	(21,302)	(12,157)

Cash flows from financing activities:
Debt repayments	-	(35,000)
Other, net	(1,758)	(641)

Net cash provided by (used in) financing activities	(1,758)	(35,641)

Effect of exchange rate changes on cash and cash equivalents	4,044	(1,840)

Net increase (decrease) in cash and cash equivalents	7,824	(6,538)
Cash and cash equivalents at beginning of period	39,424	41,324

Cash and cash equivalents at end of period	$47,248	$34,786

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

In March 2013, the FASB issued guidance to resolve the diversity in practice concerning the release of the cumulative translation adjustment (“CTA”) into net income (i) when a parent sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity, and (ii) in connection with a step acquisition of a foreign entity. This amended guidance requires that CTA be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, and that a pro rata portion of the CTA be released into net income upon a partial sale of an equity method investment in a foreign entity only. In addition, the amended guidance clarifies the definition of a sale of an investment in a foreign entity to include both events that result in the loss of a controlling financial interest in a foreign entity and events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately prior to the date of acquisition. The CTA should be released into net income upon the occurrence of such events. This new guidance becomes effective prospectively for us in our first quarter of fiscal 2015. The adoption of this new guidance is not expected to have a significant impact on our consolidated financial statements.

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

In April 2014, the FASB issued guidance which changes the requirements for reporting discontinued operations. The new guidance requires a disposal of a component of an entity or a group of components of an entity to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. A strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment or (iv) other major parts of an entity. The new guidance no longer precludes presentation as a discontinued operation if (i) there are operations and cash flows of the component that have not been eliminated from the reporting entity’s ongoing operations or (ii) there is significant continuing involvement with a component after its disposal. Additional disclosures about discontinued operations will also be required. This new guidance becomes effective for our fiscal year ending June 30, 2016, and is to be applied prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. Early adoption is permitted.

3.	Discontinued Operations

On September 5, 2013, we sold the net assets of Aeroflex Test Equipment Services (“ATES”), a division of our U.K. subsidiary, Aeroflex Limited, for $19.2 million in cash, inclusive of a working capital adjustment. ATES provided calibration and repair services of non-Aeroflex test and measurement equipment in the United Kingdom and was previously included in our Aeroflex Test Solutions (“ATS”) segment. As a result of this sale, we recorded a gain on disposal of $14.1 million. The gain is not subject to U.K. taxes.

We have reported the results of operations of ATES as income from discontinued operations. Prior period statements of operations have been restated to conform to the current presentation. Net sales from the ATES operations were $2.4 million from July 1, 2013 to the date of sale and $3.9 million and $11.8 million for the three and nine months ended March 31, 2013, respectively.

4.	Acquisition of a Business

Shenick Network Systems

On February 5, 2014, we acquired 100% of the stock of Shenick Network Systems Limited (“Shenick”), for a cash purchase price of $27.1 million, inclusive of a working capital adjustment. The Company has withheld $1.7 million of the $27.1 million purchase price to cover certain future payments that may come due pursuant to the purchase agreement. Shenick, located in Dublin, Ireland, is a leading edge provider of virtual testing for next generation software defined networking. Shenick is included in our ATS segment.

We allocated the purchase price based on the estimated fair value of the assets acquired and liabilities assumed as follows:

(In thousands)

Current assets (excluding cash of $1,649)	$2,960
Property, plant and equipment	752
Deferred taxes	59
Amortizable intangibles:
Customer related	4,780
Developed technology	6,880
Trade names	2,420
Goodwill	9,449
Total assets acquired	27,300
Current liabilities assumed	(1,819)
Net assets acquired	$25,481

We are in the process of completing our assessment of the fair value of certain assets and liabilities as of the date of acquisition which is expected to be finalized upon the receipt and completion of additional information and analysis during the fourth quarter of fiscal 2014.

The intangibles are being amortized on a straight-line basis over a range of 3 to 6 years. The intangibles and goodwill are not deductible for tax purposes.

On a pro forma basis, had the Shenick acquisition taken place as of the beginning of the periods presented, our results of operations for those periods would not have been materially affected. The results of operations of Shenick were included in our accompanying consolidated financial statements commencing with the date of acquisition.

5.	Accounts Receivable Reserve

In the quarter ended March 31, 2013, we recorded a special reserve of $2.5 million for all accounts receivable due from a customer whose bank accounts were seized by the U.S. Attorney. This charge is included in selling, general and administrative expenses in the accompanying statements of operations.

6.	Inventories

Inventories consisted of the following:

	March 31,	June 30,
	2014	2013
	(In thousands)

Raw materials	$77,519	$76,762
Work in process	58,238	52,221
Finished goods	35,584	27,533
	$171,341	$156,516

7.	Intangible Assets and Other Long Lived Assets

Intangible Assets with Definite Lives

The components of amortizable intangible assets were as follows:

	March 31, 2014			June 30, 2013

	Gross			Gross
	Carrying	Accumulated	Total Net	Carrying	Accumulated	Total Net
	Amount	Amortization	Book Value	Amount	Amortization	Book Value
	(In thousands)

Developed technology	$211,331	$200,365	$10,966	$201,447	$192,574	$8,873
Customer related intangibles	232,829	191,417	41,412	226,406	171,514	54,892
Non-compete arrangements	10,399	10,201	198	10,344	9,401	943
Trade names	5,788	2,834	2,954	3,332	2,488	844
Total	$460,347	$404,817	$55,530	$441,529	$375,977	$65,552

Goodwill

We assess goodwill and other intangible assets with indefinite lives at least annually for impairment, in the fourth quarter of our fiscal year, or more frequently if certain events or circumstances indicate an impairment may have occurred. We test goodwill for impairment at the reporting unit level, which is one level below our operating segments.

The carrying amount of goodwill, by segment, was as follows:

	Microelectronic	Test
	Solutions	Solutions	Total
	(In thousands)
Balance at June 30, 2013
Goodwill	$339,859	$159,284	$499,143
Accumulated impairments	(90,100)	(93,400)	(183,500)
	249,759	65,884	315,643

Changes for the nine months ended March 31, 2014
Goodwill recorded for acquisition of Shenick	-	9,449	9,449
Translation and other adjustments	547	763	1,310
	547	10,212	10,759

Balance at March 31, 2014
Goodwill	340,406	169,496	509,902
Accumulated impairments	(90,100)	(93,400)	(183,500)
	$250,306	$76,096	$326,402

In December 2013, based on a reduced forecast in one of our ATS reporting units, Avionics-Communications (“AVComm”), resulting from continued uncertainty in government spending, we had tested this reporting unit for impairment. As of December 31, 2013, the AVComm group had goodwill of $24.1 million and an enterprise carrying value of $91.2 million. We evaluated if there was impairment by comparing the fair value of the reporting unit with its enterprise carrying value. Based on our analysis of the discounted estimated cash flows of this group, we had estimated that the fair value of this group was approximately $98.6 million at December 31, 2013 and that the goodwill had not been impaired. There were no indications of any impairment of the AVComm reporting unit at March 31, 2014. However, should actual results differ from our forecasts of cash flows and our estimated enterprise fair value decreases below the carrying value, then an impairment would likely occur and we would need to calculate the amount of the write-down of goodwill by comparing the implied fair value of the reporting unit’s goodwill (the excess of the fair value of the reporting unit over the fair value of its net identifiable assets) with the carrying amount of that goodwill. We will conduct our annual assessment of goodwill in the fourth quarter.

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

8.	Restructuring Charges

The following table sets forth the charges and payments related to the restructuring liability, which is reflected in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets and relates primarily to our ATS segment for both its Wireless and AVComm groups, for the period indicated:

	Balance				Balance
	June 30,				March 31,
	2013	Nine Months Ended March 31, 2014			2014
				Effect of
	Restructuring		Cash	Foreign	Restructuring
	Liability	Net Additions	Payments	Currency	Liability
		(In thousands)

Severance costs	$904	$1,806	$(1,888)	$23	$845

Facilities closure costs	88	1,747	(1,830)	-	5

Total	$992	$3,553	$(3,718)	$23	$850

9.	Derivative Financial Instruments

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

Foreign Currency Forward Contract Derivatives

Foreign currency forward contracts are used to protect us from fluctuations in exchange rates. Our foreign currency forward contracts are not designated as hedges and therefore the change in fair value is included in other income (expense) as it occurs. As of March 31, 2014, we had $43.4 million of notional value foreign currency forward contracts maturing through April 30, 2014. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts.

The fair values of our derivative financial instruments included in the condensed consolidated balance sheets as of March 31, 2014 and June 30, 2013 were as follows:

Asset (Liability) Derivatives
	March 31, 2014		June 30, 2013
	Balance Sheet		Balance Sheet
(In thousands)	Location	Fair Value (1)	Location	Fair Value (1)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$31	Accrued expenses and other current liabilities	$(359)

(1)	The fair values of derivative assets and liabilities are determined based on observable market data and are considered level 2 in the fair value hierarchy.

The amounts of the gains and losses related to our derivative financial instruments not designated as hedging instruments for the three and nine months ended March 31, 2014 and 2013 were as follows:

Derivatives Not	Location of Gain or (Loss)	Amount of Gain or (Loss)
Designated as	Recognized in Earnings on	Recognized in Earnings on
Hedging Instruments	Derivative	Derivative

		Three Months Ended		Nine Months Ended
		March 31,		March 31,
		2014	2013	2014	2013
(In thousands)
Foreign currency forward contracts	Other income (expense)	$(193)	$190	$390	$161

10.	Long Term Debt and Credit Agreements

As of March 31, 2014, we were in compliance with all of the financial covenants contained in our senior secured credit facility.

Interest paid was $20.5 million and $27.6 million for the nine months ended March 31, 2014 and 2013, respectively. Accrued interest of $2.3 million and $2.5 million was included in accrued expenses and other current liabilities at March 31, 2014 and June 30, 2013, respectively.

The fair value of our debt instruments was as follows:

	As of March 31, 2014
	(In thousands)
	Carrying Amount	Estimated Fair Value

Senior secured term loan facility	$587,000	$592,870

As of June 30, 2013, our total debt had a carrying value of $587.0 million and an estimated fair value of $585.5 million.

The estimated fair value of our senior secured term loan facility was based on quoted prices and is considered a level 2 measurement.

11.	Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss), net of tax, for the nine months ended March 31, 2014 were as follows:

	Net Minimum Pension Liability	Net Cumulative Translation Adjustment	Total
	(In thousands)

Accumulated other comprehensive income (loss) at June 30, 2013	$(1,403)	$(42,003)	$(43,406)

Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications	48	14,846	14,894
Amounts reclassified from accumulated other comprehensive income	26	-	26
Total other comprehensive income (loss)	74	14,846	14,920

Accumulated other comprehensive income (loss) at March 31, 2014	$(1,329)	$(27,157)	$(28,486)

12.	Share-Based Payment Arrangements

Restricted Stock Units

During the nine months ended March 31, 2014, the compensation committee awarded restricted stock units, or RSUs, covering a total of 609,000 shares. The average grant date fair value per share of these RSUs was $6.32 and they vest in equal tranches over service periods between one and four years.

Performance Restricted Stock Units

During the nine months ended March 31, 2014, the compensation committee awarded performance restricted stock units, or PRSUs, covering a total of 441,000 shares with an average grant date fair value of $6.20. PRSUs include both a service condition and a performance condition. The number of PRSUs that will vest is dependent on the Company achieving pre-established annual financial performance targets. The PRSUs generally have a service period of up to three years. Vesting of 0% to 150% of the indicated shares may occur depending on the extent to which performance targets are achieved.

13.	Income (Loss) Per Common Share

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

The following table reconciles basic shares outstanding to diluted shares outstanding:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(In thousands)

Basic shares outstanding	85,186	84,904	85,039	84,870
Effect of dilution	225	-	251	-

Diluted shares outstanding	85,411	84,904	85,290	84,870

For the three and nine months ended March 31, 2014, 17,000 shares of common stock equivalents, (which includes PRSUs that have been earned, but are subject to the continued employment of the respective participants with the Company) were excluded from the diluted weighted average shares outstanding calculation because they were anti-dilutive. Also, if all maximum performance metrics are achieved, an additional 1.4 million PRSUs could potentially vest. These PRSUs have also been excluded from diluted income (loss) per common share as the performance criteria on these awards were not satisfied during these periods.

For the three and nine months ended March 31, 2013, 1.1 million shares of common stock equivalents, were excluded from the diluted weighted average shares outstanding calculation because they were anti-dilutive. Also, if all maximum performance metrics are achieved, an additional 1.1 million PRSUs could potentially vest. These PRSUs have also been excluded from diluted income (loss) per common share as the performance criteria on these awards were not satisfied during these periods.

14.	Legal Matters

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

In March 2005, we sold the net assets of our shock and vibration control device manufacturing business, which we refer to as VMC. Under the terms of the sale agreements, we retained certain liabilities relating to adverse environmental conditions that existed at the premises occupied by VMC as of the date of sale. We recorded a liability for the estimated remediation costs related to adverse environmental conditions that existed at the VMC premises when it was sold. The accrued environmental liability at March 31, 2014 was $1.1 million, of which $288,000 was expected to be paid within one year.

We are also involved in various other claims and legal actions that arise in the ordinary course of business. We do not believe that the ultimate resolution of any of these actions will have a material adverse effect on our business, results of operations, financial position, liquidity or capital resources.

15.	Income Taxes

The income tax provision was $2.5 million and the income tax benefit was $43,000 for the three and nine months ended March 31, 2014 on pre-tax income from continuing operations of $7.8 million and $2.5 million, respectively. We recorded an income tax benefit for the three and nine months ended March 31, 2013 of $3.1 million and $10.9 million on a pre-tax loss from continuing operations of $12.9 million and $35.0 million, respectively. The effective income tax rate for both periods differed from the amount computed by applying the U.S. federal income tax rate to income from continuing operations before taxes primarily due to lower foreign tax rates, and state and local income taxes, including U.S. income tax on certain foreign income that we anticipate will be repatriated to the U.S.

The income tax benefit for the nine months ended March 31, 2014 reflects a discrete benefit of $727,000 relating to a reduction in the statutory income tax rate in the U.K. partially offset by an adjustment to prior year U.S. federal income taxes. The income tax benefit for the nine months ended March 31, 2013 reflects a discrete benefit of $442,000 relating to statutory income tax rate reductions in the U.K. and Sweden and the retroactive extension of the U.S. research credit largely offset by an adjustment of estimated deferred taxes.

Absent the discrete items, the effective tax rates were 28% and 23% for the three months ended March 31, 2014 and 2013 and 28% and 30% for the nine months ended March 31, 2014 and 2013, respectively. The current year’s provision was a combination of a U.S. tax benefit on a domestic book loss and a foreign tax expense on foreign book income. The prior year’s provision was a combination of a U.S. tax benefit on a domestic book loss and a foreign tax benefit on a foreign book loss.

In the nine months ended March 31, 2014 and 2013, we paid income taxes of $13.6 million and $5.1 million and received refunds of $524,000 and $5.7 million, respectively.

16.	Business Segments

We are a global provider of radio frequency, or RF, and microwave integrated circuits, components and systems used in the design, development and maintenance of technically demanding, high-performance wireless communication systems. Our solutions include highly specialized microelectronic components and test and measurement equipment used by companies in the space, avionics, defense, commercial wireless communications, medical and other markets. Our sales to agencies of the United States government or to prime defense contractors or subcontractors of the United States government were approximately 30% and 29% for the three months ended March 31, 2014 and 2013 and 31% and 29% for the nine months ended March 31, 2014 and 2013, respectively. No customer constituted more than 10% of sales during any of the periods presented. Inter-segment sales were not material and have been eliminated from the tables below.

The majority of our operations are located in the United States. We also have operations in Europe and Asia, with our most significant non-U.S. operations in England. Net sales from facilities located in England were $43.8 million and $39.6 million for the three months ended March 31, 2014 and 2013 and $115.2 million and $105.1 million for the nine months ended March 31, 2014 and 2013, respectively. Total assets of our operations in England were $202.7 million as of March 31, 2014 and $189.2 million as of June 30, 2013.

Net sales, based on the customers’ locations, attributed to the United States and other regions were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(In thousands)

United States of America	$77,823	$82,563	$245,779	$244,976
Europe and Middle East	34,565	34,775	84,037	92,915
Asia and Australia	33,464	34,514	86,357	92,763
Other regions	9,611	5,190	23,127	15,895
	$155,463	$157,042	$439,300	$446,549

We organize our operations into two segments: Aeroflex Microelectronic Solutions, or AMS, and Aeroflex Test Solutions, or ATS. We engineer, manufacture and market a diverse range of products in each of our segments. The segment data which follows reflects a reclassification of our frequency synthesizer product line from our ATS segment to our AMS segment for all periods presented to better align it with its end markets. Our synthesizer reporting unit had sales of $5.3 million and $4.2 million for the three months ended March 31, 2014 and 2013 and $14.5 million and $12.6 million for the nine months ended March 31, 2014 and 2013, respectively.

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

Selected financial data by segment was as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(In thousands)
Net sales
- Microelectronic solutions ("AMS")	$88,317	$89,864	$246,080	$251,237
- Test solutions ("ATS")	67,146	67,178	193,220	195,312
Net sales	$155,463	$157,042	$439,300	$446,549

Segment adjusted operating income
- AMS	$19,715	$20,061	$47,299	$55,667
- ATS	10,701	5,589	21,527	11,978
- Corporate expense	(3,652)	(2,558)	(10,261)	(10,067)
Adjusted operating income	26,764	23,092	58,565	57,578

Amortization of acquired intangibles
- AMS	(3,908)	(8,977)	(15,112)	(26,913)
- ATS	(3,326)	(5,014)	(9,852)	(15,721)
Restructuring charges
- AMS	(607)	(26)	(675)	(45)
- ATS	(723)	(301)	(2,867)	(3,615)
- Corporate	-	(69)	(11)	(69)
Inventory write-off related to discontinued product line - ATS	-	-	7	-
Impairment of other long-lived assets - AMS	-	-	-	(1,340)
ITAR settlement expense - AMS	-	(8,000)	-	(8,000)
Share-based compensation
- AMS	(145)	(412)	(1,261)	(814)
- ATS	(319)	(203)	(671)	(396)
- Corporate	(1,156)	(628)	(1,700)	(1,400)
Special accounts receivable reserve - AMS	-	(2,529)	-	(2,529)
Business acquisition and divestiture related costs
- ATS	(423)	-	(423)	-
- Corporate	(705)	-	(1,046)	(697)
Current period impact of acquisition related adjustments
- AMS	25	20	75	31
- ATS	(284)	22	(240)	66
- Corporate	(55)	(55)	(165)	(165)
Operating income (loss) (GAAP)	15,138	(3,080)	24,624	(4,029)

Interest expense	(7,116)	(9,448)	(21,608)	(29,294)
Write-off of deferred financing costs	-	-	-	(824)
Other income (expense), net	(214)	(389)	(561)	(890)
Income (loss) from continuing operations before income taxes	$7,808	$(12,917)	$2,455	$(35,037)

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

Discontinued Operations

On September 5, 2013, we sold the net assets of Aeroflex Test Equipment Services (“ATES”), a division of our U.K. subsidiary, Aeroflex Limited, for $19.2 million in cash, inclusive of a working capital adjustment. ATES provided calibration and repair services of non-Aeroflex test and measurement equipment in the United Kingdom and was previously included in our ATS segment. As a result of this sale, we recorded a gain on disposal of $14.1 million. The gain is not subject to U.K. taxes.

We have reported the results of operations of ATES as income from discontinued operations. The prior period statement of operations has been restated to conform to the current presentation.

Results of Operations

The following table sets forth our historical results of operations as a percentage of net sales for the periods indicated below:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	46.7	49.2	49.1	49.4
Gross profit	53.3	50.8	50.9	50.6

Operating expenses:
Selling, general and administrative costs	23.5	23.7	23.6	24.5
Research and development costs	14.6	14.8	15.2	14.6
Amortization of acquired intangibles	4.7	8.9	5.7	9.5
Restructuring charges	0.9	0.3	0.8	0.8
Impairment of other long-lived assets	-	-	-	0.3
ITAR settlement expense	-	5.1	-	1.8
Total operating expenses	43.7	52.8	45.3	51.5

Operating income (loss)	9.6	(2.0)	5.6	(0.9)

Other income (expense):
Interest expense	(4.6)	(6.0)	(4.9)	(6.5)
Write-off of deferred financing costs	-	-	-	(0.2)
Other income (expense), net	(0.1)	(0.2)	(0.1)	(0.2)

Income (loss) from continuing operations before income taxes	4.9	(8.2)	0.6	(7.8)
Provision (benefit) for income taxes	1.6	(2.0)	-	(2.4)
Income (loss) from continuing operations	3.3	(6.2)	0.6	(5.4)

Discontinued operations:
Income from discontinued operations, net of tax	-	0.3	0.1	0.3
Gain on disposal of operations, net of tax	-	-	3.2	-
Income from discontinued operations	-	0.3	3.3	0.3

Net income (loss)	3.3%	(5.9)%	3.9%	(5.1)%

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Net Sales. Net sales were $155.5 million for the three months ended March 31, 2014 and $157.0 million for the three months ended March 31, 2013.

Net Sales

Three Months		% of		% of
Ended		Consolidated		Consolidated
March 31,	AMS	Net Sales	ATS	Net Sales	Total
(In thousands, except percentages)

2014	$88,317	56.8%	$67,146	43.2%	$155,463
2013	$89,864	57.2%	$67,178	42.8%	$157,042

Net sales in the AMS segment decreased $1.5 million, or 1.7%, to $88.3 million for the three months ended March 31, 2014 from $89.9 million for the three months ended March 31, 2013. This sales decrease was primarily attributable to volume reductions of HiRel microelectronics/semiconductors due to government budgetary constraints that have caused delays on defense and space programs and embargoes of sales to Russia, offset in part by increased sales volume of mixed-signal/digital ASICs, which are predominantly sold to our commercial customers.

Net sales from continuing operations in the ATS segment were $67.1 million for the three months ended March 31, 2014 as compared to $67.2 million for the three months ended March 31, 2013. A $5.0 million volume driven increase in sales of wireless test equipment was offset by a volume reduction in the AVComm product groups.

Gross Profit. Gross profit equals net sales less cost of sales. Cost of sales includes materials, direct labor, amortization of capitalized software development costs and overhead expenses such as engineering labor, fringe benefits, depreciation, allocable occupancy costs and manufacturing supplies.

On a consolidated basis, gross profit was $82.9 million, or 53.3% of net sales, for the three months ended March 31, 2014 compared to $79.8 million, or 50.8% of net sales, for the three months ended March 31, 2013.

Gross Profit

Three Months		% of		% of		% of
Ended		Net		Net		Net
March 31,	AMS	Sales	ATS	Sales	Total	Sales
(In thousands, except percentages)

2014	$43,043	48.7%	$39,869	59.4%	$82,912	53.3%
2013	$43,349	48.2%	$36,444	54.2%	$79,793	50.8%

Gross margins in the AMS segment were 48.7% for the three months ended March 31, 2014, modestly higher than the 48.2% for the three months ended March 31, 2013.

Gross margins in the ATS segment were 59.4% for the three months ended March 31, 2014 and 54.2% for the three months ended March 31, 2013. Gross profit increased $3.4 million. Gross margins improved for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, largely due to an increase in sales of our wireless test equipment, which has a higher margin than the segment average.

Selling, General and Administrative Costs. Selling, general and administrative (“SG&A”) costs include office and management salaries, fringe benefits, commissions, insurance and professional fees.

On a consolidated basis, SG&A costs decreased $705,000, or 1.9%, when comparing the three months ended March 31, 2014 to the three months ended March 31, 2013. As a percentage of sales, SG&A decreased to 23.5% from 23.7% when comparing the three months ended March 31, 2014 to the three months ended March 31, 2013.

Selling, General and Administrative Costs

Three Months		% of		% of			% of
Ended		Net		Net			Net
March 31,	AMS	Sales	ATS	Sales	Corporate	Total	Sales
(In thousands, except percentages)

2014	$13,200	14.9%	$17,766	26.5%	$5,568	$36,534	23.5%
2013	$16,045	17.9%	$17,953	26.7%	$3,241	$37,239	23.7%

In the AMS segment, SG&A costs decreased $2.8 million. This decrease was primarily attributable to a reserve recorded in March 2013, of $2.5 million, established for accounts receivables with a customer whose bank accounts were seized by the U.S. Attorney.

Corporate general and administrative costs increased $2.3 million, primarily due to an increase in, and timing of, employee related expenses, combined with acquisition related costs occurring in the three months ended March 31, 2014.

Research and Development Costs. Research and development costs include materials, engineering labor and allocated overhead.

On a consolidated basis, research and development costs decreased $571,000 for the three months ended March 31, 2014 from the three months ended March 31, 2013.

Research and Development Costs

Three Months		% of		% of		% of
Ended		Net		Net		Net
March 31,	AMS	Sales	ATS	Sales	Total	Sales
(In thousands, except percentages)

2014	$10,247	11.6%	$12,429	18.5%	$22,676	14.6%
2013	$10,164	11.3%	$13,083	19.5%	$23,247	14.8%

Amortization of Acquired Intangibles. Amortization of acquired intangibles decreased $6.8 million due to certain intangibles becoming fully amortized during fiscal 2014.

Restructuring Charges. On a consolidated basis, restructuring charges were $1.3 million for the three months ended March 31, 2014 compared to $396,000 for the three months ended March 31, 2013. For the three months ended March 31, 2014, the restructuring charges in both the AMS and ATS segments were related to cost savings initiatives as we continue to streamline our operations.

ITAR Settlement Expense. To resolve all those outstanding violations of the Arms Export Control Act, or AECA, and the International Traffic in Arms Regulations, or ITAR, during the period from 1999 to 2009 that were disclosed by us voluntarily to the U.S. State Department concerning space related hardware items that were exported to China and, without the requisite State Department licenses, to end users in numerous other foreign countries, without admitting or denying the allegation of the violations, we have entered into a Consent Agreement effectively as of August 6, 2013, with the U.S. Department of State, Office of Defense Trade Controls Compliance. The Consent Agreement involves, among other things, a fine of $8.0 million payable over a two year period, $4.0 million of which is suspended and eligible for credit based on pre and post Consent Agreement compliance expenditures and investments made by the Company and approved by the State Department. During the quarter ended March 31, 2013, we recorded a charge of $8.0 million representing the legal obligation to the State Department under the then proposed terms of the Consent Agreement. In accordance with the terms of the Consent Agreement, in August 2013 we paid $2.0 million of the fine. Going forward, the Consent Agreement will not impact our ability to transact business internationally.

Interest Expense. Interest expense decreased by $2.3 million to $7.1 million for the three months ended March 31, 2014 from $9.4 million for the three months ended March 31, 2013. Interest expense decreased due to: (i) a lower outstanding principal amount resulting from voluntary debt payments made throughout fiscal 2013 totaling $60 million; and (ii) a 125 basis point interest rate reduction in connection with the May 29, 2013 amendment to our senior secured credit facility.

Income Taxes. The income tax provision was $2.5 million for the three months ended March 31, 2014 on a pre-tax income from continuing operations of $7.8 million. We recorded an income tax benefit for the three months ended March 31, 2013 of $3.1 million on a pre-tax loss from continuing operations of $12.9 million. The effective income tax rate for both periods differed from the amount computed by applying the U.S. federal income tax rate to income from continuing operations before taxes primarily due to lower foreign tax rates, and state and local income taxes, including U.S. income tax on certain foreign income that we anticipate will be repatriated to the U.S.

The income tax provision for the three months ended March 31, 2014 includes a discrete charge of $301,000 relating to prior year U.S. federal income taxes. The income tax benefit for the three months ended March 31, 2013 reflects a discrete benefit of $190,000 primarily related to the retroactive extension of the research credit in the United States.

Income (Loss) from Continuing Operations. Income (loss) from continuing operations was $5.3 million for the three months ended March 31, 2014 and $(9.8) million for the three months ended March 31, 2013.

Discontinued Operations. As a result of the sale of ATES in September 2013, its results of operations have been removed from continuing operations for all periods. Net sales from the ATES operations were $3.9 million for the three months ended March 31, 2013.

Net Income (Loss). Net income (loss) was $5.3 million for the three months ended March 31, 2014 and $(9.4) million for the three months ended March 31, 2013.

Nine Months Ended March 31, 2014 Compared to Nine Months Ended March 31, 2013

Net Sales. Net sales decreased $7.2 million, or 1.6%, to $439.3 million for the nine months ended March 31, 2014 from $446.5 million for the nine months ended March 31, 2013.

Net Sales

Nine Months		% of		% of
Ended		Consolidated		Consolidated
March 31,	AMS	Net Sales	ATS	Net Sales	Total
(In thousands, except percentages)

2014	$246,080	56.0%	$193,220	44.0%	$439,300
2013	$251,237	56.3%	$195,312	43.7%	$446,549

Net sales in the AMS segment decreased $5.2 million, or 2.1%, to $246.1 million for the nine months ended March 31, 2014 from $251.2 million for the nine months ended March 31, 2013. This sales decrease was primarily attributable to volume reductions of HiRel microelectronics/semiconductors due to government budgetary constraints that have caused delays on defense and space programs and embargoes of sales to Russia, offset in part by increased sales volume of mixed-signal/digital ASICs, which are predominantly sold to our commercial customers.

Net sales from continuing operations in the ATS segment decreased $2.1 million, or 1.1%, to $193.2 million for the nine months ended March 31, 2014 from $195.3 million for the nine months ended March 31, 2013. Volume driven increases in sales of wireless test equipment ($10.0 million) and avionics test equipment ($5.0 million) were more than offset by reductions in the sales volume of our radio test equipment, general purpose test equipment and synthetic test equipment.

Gross Profit. On a consolidated basis, gross profit was $223.7 million, or 50.9% of net sales, for the nine months ended March 31, 2014 compared to $226.1 million, or 50.6% of net sales, for the nine months ended March 31, 2013.

Gross Profit

Nine Months		% of		% of		% of
Ended		Net		Net		Net
March 31,	AMS	Sales	ATS	Sales	Total	Sales
(In thousands, except percentages)

2014	$114,869	46.7%	$108,841	56.3%	$223,710	50.9%
2013	$122,060	48.6%	$104,013	53.3%	$226,073	50.6%

Gross margins in the AMS segment were 46.7% for the nine months ended March 31, 2014 and 48.6% for the nine months ended March 31, 2013. Gross profit decreased $7.2 million for the nine months ended March 31, 2014 as compared to the nine months ended March 31, 2013 largely due to the reduction in sales, including a reduction in sales of HiRel microelectronics/semiconductors which have margins higher than the segment average.

Gross margins in the ATS segment were 56.3% for the nine months ended March 31, 2014 and 53.3% for the nine months ended March 31, 2013. Gross profit increased $4.8 million. Gross margins improved for the nine months ended March 31, 2014 as compared to the nine months ended March 31, 2013 largely due to an increase in sales of our wireless test equipment, partially offset by decreases in margins in radio test equipment.

Selling, General and Administrative Costs. On a consolidated basis, SG&A costs decreased $5.5 million, or 5.0%, when comparing the nine months ended March 31, 2014 to the nine months ended March 31, 2013. As a percentage of sales, SG&A decreased to 23.6% from 24.5% when comparing the nine months ended March 31, 2014 to the nine months ended March 31, 2013.

Selling, General and Administrative Costs

Nine Months		% of		% of			% of
Ended		Net		Net			Net
March 31,	AMS	Sales	ATS	Sales	Corporate	Total	Sales
(In thousands, except percentages)

2014	$39,401	16.0%	$51,141	26.5%	$13,172	$103,714	23.6%
2013	$41,874	16.7%	$54,983	28.2%	$12,329	$109,186	24.5%

In the AMS segment, SG&A costs decreased $2.5 million. This decrease was primarily attributable to a reserve recorded in March 2013, of $2.5 million, established for accounts receivables with a customer whose bank accounts were seized by the U.S. Attorney.

In the ATS segment, SG&A costs decreased $3.8 million, primarily due to cost reduction activities in both our Wireless and AVComm groups.

Corporate general and administrative costs increased $843,000 primarily due to an increase in employee related expenses and acquisition related costs.

Research and Development Costs. On a consolidated basis, research and development costs increased $1.6 million for the nine months ended March 31, 2014 from the nine months ended March 31, 2013, as we continue to invest in new technologies and enhancements to support future sales.

Research and Development Costs

Nine Months		% of		% of		% of
Ended		Net		Net		Net
March 31,	AMS	Sales	ATS	Sales	Total	Sales
(In thousands, except percentages)

2014	$29,355	11.9%	$37,500	19.4%	$66,855	15.2%
2013	$27,831	11.1%	$37,382	19.1%	$65,213	14.6%

In the AMS segment, research and development costs increased $1.5 million as a result of modest increases across our business units.

Amortization of Acquired Intangibles. Amortization of acquired intangibles decreased $17.7 million due to certain intangibles becoming fully amortized during fiscal 2014.

Restructuring Charges. On a consolidated basis, restructuring charges were $3.6 million for the nine months ended March 31, 2014 compared to $3.7 million for the nine months ended March 31, 2013. For both of the nine month periods ended March 31, 2014 and 2013, the restructuring charges were primarily related to cost savings initiatives in the ATS segment for both our Wireless and AVComm groups.

Impairment of Other Long-Lived Assets. In December 2012, we entered into a contract for the sale of our RFMW Whippany, N.J. building. The net proceeds received in January 2013 were less than the carrying value of the building. Therefore, in December 2012, we recorded a $1.3 million impairment to the asset held for sale. Our RFMW reporting unit is included within our AMS segment.

ITAR Settlement Expense. To resolve all those outstanding violations of the Arms Export Control Act, or AECA, and the International Traffic in Arms Regulations, or ITAR, during the period from 1999 to 2009 that were disclosed by us voluntarily to the U.S. State Department concerning space related hardware items that were exported to China and, without the requisite State Department licenses, to end users in numerous other foreign countries, without admitting or denying the allegation of the violations, we have entered into a Consent Agreement effectively as of August 6, 2013, with the U.S. Department of State, Office of Defense Trade Controls Compliance. The Consent Agreement involves, among other things, a fine of $8.0 million payable over a two year period, $4.0 million of which is suspended and eligible for credit based on pre and post Consent Agreement compliance expenditures and investments made by the Company and approved by the State Department. During the quarter ended March 31, 2013, we recorded a charge of $8.0 million representing the legal obligation to the State Department under the then proposed terms of the Consent Agreement. In accordance with the terms of the Consent Agreement, in August 2013 we paid $2.0 million of the fine. Going forward, the Consent Agreement will not impact our ability to transact business internationally.

Interest Expense. Interest expense decreased by $7.7 million to $21.6 million for the nine months ended March 31, 2014 from $29.3 million for the nine months ended March 31, 2013. Interest expense decreased due to: (i) a lower outstanding principal amount resulting from voluntary debt payments made throughout fiscal 2013 totaling $60 million; and (ii) a 125 basis point interest rate reduction in connection with the May 29, 2013 amendment to our senior secured credit facility.

Income Taxes. The income tax benefit was $43,000 for the nine months ended March 31, 2014 on a pre-tax income from continuing operations of $2.5 million. We recorded an income tax benefit for the nine months ended March 31, 2013 of $10.9 million on a pre-tax loss from continuing operations of $35.0 million. The effective income tax rate for both periods differed from the amount computed by applying the U.S. federal income tax rate to income from continuing operations before taxes primarily due to lower foreign tax rates, and state and local income taxes, including U.S. income tax on certain foreign income that we anticipate will be repatriated to the U.S.

The income tax benefit for the nine months ended March 31, 2014 reflects a discrete benefit of $727,000, relating to a reduction in the statutory income tax rate in the U.K. partially offset by an adjustment to prior year U.S. federal income taxes. The income tax benefit for the nine months ended March 31, 2013 reflects a discrete benefit of $442,000 relating to statutory income tax rate reductions in the U.K. and Sweden and the retroactive extension of the U.S. research credit largely offset by an adjustment of estimated deferred taxes.

Income (Loss) from Continuing Operations. Income (loss) from continuing operations was $2.5 million for the nine months ended March 31, 2014 and $(24.2) million for the nine months ended March 31, 2013.

Discontinued Operations. As a result of the sale of ATES in September 2013, its results of operations have been removed from continuing operations for all periods. Net sales from the ATES operations were $2.4 million from July 1, 2013 to the date of sale and $11.8 million for the nine months ended March 31, 2013. The gain on disposal was $14.1 million.

Net Income (Loss). Net income (loss) was $17.0 million for the nine months ended March 31, 2014 and $(22.8) million for the nine months ended March 31, 2013.

Liquidity and Capital Resources

As of March 31, 2014, we had $47.2 million of cash and cash equivalents, $280.8 million in working capital and our current ratio was 3.40 to 1, versus $39.4 million, $262.8 million and 3.04 to 1, respectively, at June 30, 2013.

Our principal liquidity requirements are to service our debt and interest and meet our working capital and capital expenditure needs. As of March 31, 2014, we had $587.0 million of debt outstanding, all of which was long-term, under our senior secured term loan facility. Additionally, at March 31, 2014, we were able to borrow $57.1 million under the revolving portion of our senior secured credit facility, of which none was outstanding.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(In thousands)

Net income (loss)	$5,326	$(9,389)	$16,960	$(22,783)
Income from discontinued operations	-	(424)	(14,462)	(1,373)
Income (loss) from continuing operations	5,326	(9,813)	2,498	(24,156)
Interest expense	7,116	9,448	21,608	29,294
Provision (benefit) for income taxes	2,482	(3,104)	(43)	(10,881)
Depreciation and amortization	13,357	20,024	43,119	59,711
EBITDA	28,281	16,555	67,182	53,968

Restructuring related costs, including pro forma savings(a)	1,622	916	5,498	6,335
Impairment of other long-lived assets	-	-	-	1,340
ITAR settlement expense	-	8,000	-	8,000
Share-based compensation	1,620	1,243	3,632	2,610
Special accounts receivable reserve	-	2,529	-	2,529
Write-off of deferred financing costs	-	-	-	824
Non-cash purchase accounting adjustments	308	-	308	-
Other defined items(b)	1,232	9	1,850	943
Adjusted EBITDA	$33,063	$29,252	$78,470	$76,549

(a)	Primarily reflects costs associated with the reorganization of our European operations and consolidation of certain of our U.S. operations. Pro forma savings reflect the costs that we estimate would have been eliminated during the fiscal year in which a restructuring occurred had the restructuring occurred as of the first day of that fiscal year. Pro forma savings were estimated to be $292,000 and $520,000 for the three months ended March 31, 2014 and 2013 and $1.9 million and $2.6 million for the nine months ended March 31, 2014 and 2013, respectively. The pro forma savings for the three months and nine months ended March 31, 2013 includes an additional $417,000 and $1.3 million which was not reflected in our Adjusted EBITDA as reported in our March 31, 2013 report on Form 10-Q as it relates to restructuring activities recorded throughout fiscal 2013.

(b)	Reflects other adjustments required in calculating our debt covenant compliance. These other defined items include legal fees related to certain litigation and business acquisition and divestiture related costs.

The maximum leverage ratio of total debt (less up to $15.0 million of unrestricted cash) to Adjusted EBITDA, as defined in our senior secured credit facility, as amended, is only in effect if as of the last day of the fiscal quarter there are any outstanding borrowings under our senior secured revolving credit facility. The maximum leverage ratio permitted for the twelve months ended March 31, 2014 was 5.50, whereas our actual leverage ratio was 4.44.

As of March 31, 2014, there were no outstanding amounts under our senior secured revolving credit facility, therefore, the maximum leverage ratio covenant was not applicable. As of March 31, 2014, we were in compliance with all of the covenants contained in our senior secured credit facility.

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

Cash Flows

For the nine months ended March 31, 2014, our cash flow provided by operations was $26.8 million. Our investing activities used cash of $21.3 million, primarily to purchase a business for $23.8 million and for capital expenditures of $17.0 million, partially offset by proceeds from the sale of ATES of $19.2 million. Our financing activities used cash of $1.8 million.

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

The decrease of $16.3 million in cash provided by operating activities when comparing the nine months ended March 31, 2014 to the nine months ended March 31, 2013, resulted primarily from a current year increase in inventory to support a sales ramp expected in the fourth quarter and increased income tax payments since we have fully utilized our federal tax loss carryforwards and other credits.

Capital Expenditures

Capital expenditures were $17.0 million and $14.3 million for the nine months ended March 31, 2014 and 2013, respectively. Our capital expenditures consist primarily of equipment replacements.

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

Critical Accounting Policies and Estimates

Information regarding our critical accounting policies and estimates appears within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our fiscal 2013 Form 10-K. During the nine month period ended March 31, 2014, there were no significant changes to any critical accounting policies or to the related estimates and judgments involved in applying those policies.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We are subject to interest rate risk in connection with borrowings under our senior secured credit facility, including any outstanding borrowings under our revolving credit facility. We currently do not have interest rate swap agreements hedging this debt. As of March 31, 2014, $587.0 million was outstanding under the term-loan portion of the senior secured credit facility, bearing interest at 4.50% based on the adjusted LIBOR rate, which consists of a floor of 100 basis points, plus an applicable margin of 350 basis points above the floor. Our outstanding debt balance is subject to variable interest rates dependent upon fluctuations of the LIBOR rate. Based on the LIBOR rate at March 31, 2014, which was .23%, an increase of 1% in interest rates would only result in a .23% increase on the interest rate relating to our outstanding borrowings due to the 1.00% LIBOR floor, or a $1.4 million increase in our annual interest expense. An increase of 1% in the LIBOR rate above the 1.00% floor would result in a $6.0 million increase in our annual interest expense. In addition, as of March 31, 2014, our revolving credit facility of $57.1 million, which would bear interest at 3.73% based on the LIBOR rate of .23% plus 350 basis points, was undrawn. Assuming the entire amount available to us was outstanding, a 1% change in interest rates would result in a $579,000 change in our annual interest expense. Any debt we incur in the future may also bear interest at floating rates.

Foreign Currency Risk. Foreign currency contracts are used to protect us from exchange rate fluctuation from the time customers are invoiced in local currency until such currency is exchanged for U.S. dollars. We periodically enter into foreign currency contracts, which are not designated as hedges, and the change in the fair value is included in income currently within other income (expense). As of March 31, 2014, we had $43.4 million of notional value foreign currency forward contracts maturing through April 30, 2014. Notional amounts do not quantify risk or represent assets or liabilities, but are used in the calculation of cash settlements under the contracts. The fair value of these contracts at March 31, 2014 was an asset of $31,000. If foreign currency exchange rates (primarily the British pound and the Euro) change by 10% from the levels at March 31, 2014, the effect on our comprehensive income would be approximately $18.2 million.

Inflation Risk. Inflation has not had a material impact on our results of operations or financial condition during the preceding three years.

ITEM 4. CONTROLS AND PROCEDURES

Our disclosure controls and procedures under the Securities Exchange Act of 1934, as amended, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Principal Executive Officer and our Principal Financial Officer, with the assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2014 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes in our legal proceedings disclosed in our fiscal 2013 Form 10-K.

Item 1A. Risk Factors

There have been no material changes in our risk factors disclosed in our fiscal 2013 Form 10-K except that the following risk factor is updated to reflect risks related to trade embargoes as set forth below.

Due to the international nature of our business, political or economic changes could harm our future sales, expenses and financial condition.

Our future sales, costs and expenses could be adversely affected by a variety of international factors, including:

•	changes in a country’s or region’s political or economic conditions;

•	longer accounts receivable cycles;

•	trade protection measures and trade embargoes;

•	unexpected changes in regulatory requirements;

•	differing technology standards and/or customer requirements; and

•	import or export licensing requirements, which could affect our ability to obtain favorable terms for components or lead to penalties or restrictions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

See index of exhibits included on page 33.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEROFLEX HOLDING CORP.

/s/ John Adamovich, Jr.
John Adamovich, Jr.
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

May 7, 2014

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

